Form 10-Q
period 2014-03-31
Fantex, Inc.
filed 2014-06-02
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-55204

FANTEX, INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0884134
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

330 Townsend Street, Suite 234

San Francisco, CA 94107

(Address of principal executive offices) (Zip Code)

(415) 592-5950

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 30, 2014
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100

PART I — FINANCIAL INFORMATION

ITEM 1A. Financial Statements	3
Condensed Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	3
Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and the period from inception to March 31, 2014 (Unaudited)	4
Condensed Statements of Stockholder’s Equity for the period from inception to March 31, 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from inception to March 31, 2014 (Unaudited)	6
Notes to condensed Financial Statements (Unaudited)	7
ITEM 1B. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013	16
Statements of Cash Receipts from Included Contracts for Arian Foster for the three months ended March 31, 2014 and 2013 (Unaudited)	17
Notes to Statements of Cash Receipts from Included Contracts for Arian Foster (Unaudited)	18
ITEM 1C. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013	20
Statements of Cash Receipts from Included Contracts for Vernon Davis for the three months ended March 31, 2014 and 2013 (Unaudited)	21
Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	22
ITEM 1D. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014	24
Statements of Cash Receipts from Included Contracts for EJ Manuel for the three months ended March 31, 2014 and 2013 (Unaudited)	25
Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	26
ITEM 1E. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014	28
Statements of Cash Receipts from Included Contracts for Mohamed Sanu for the three months ended March 31, 2014 and 2013 (Unaudited)	29
Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	30
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	32
ITEM 4. Controls and Procedures	40

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	41
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3. Defaults Upon Senior Securities	41
ITEM 4. Mine Safety Disclosure	41
ITEM 5. Other Information	41
ITEM 6. Exhibits	42

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC. (DEVELOPMENT-STAGE ENTITY)

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2014	December 31 , 2013

ASSETS
Cash and Cash Equivalents	$464,539	$466,833
Prepaid Assets	162,838	306,041
Total Assets	$627,377	$772,874
LIABILITIES AND STOCKHOLDER’S EQUITY
Total Liabilities	$—	$—
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Additional Paid in Capital	6,363,755	5,388,192
Accumulated Losses	(5,746,378)	(4,625,318)
Total stockholder’s equity	627,377	772,874
Total liabilities and stockholder’s equity	$627,377	$772,874

See notes to condensed financial statements.

FANTEX, INC. (DEVELOPMENT-STAGE ENTITY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Cumulative Amounts from September 14, 2012	Three Months Ended March 31,
	(Inception) to March 31, 2014	2014	2013

REVENUES	$—	$—	$—
OPERATING EXPENSES:
Personnel	$1,283,395	$309,189	$78,511
Professional Services	3,792,306	685,958	744,738
General and administrative, exclusive of personnel costs	670,677	125,913	90,555
Total Operating Expenses	5,746,378	1,121,060	913,804
Net Loss Before Income Taxes	(5,746,378)	(1,121,060)	(913,804)
Income Taxes	—	—	—
Net Loss	$(5,746,378)	$(1,121,060)	$(913,804)
Loss Per Share:
Basic (weighted average shares — 100,000,000)	$(0.06)	$(0.01)	$(0.01)
Diluted (weighted average shares — 100,000,000)	$(0.06)	$(0.01)	$(0.01)

See notes to condensed financial statements.

FANTEX, INC. (DEVELOPMENT-STAGE ENTITY)

CONDENSED STATEMENTS OF STOCKHOLDER’S EQUITY

(Unaudited)

			Additional		Total
	Common Stock		Paid-in-	Accumulated	Stockholder’s
	Shares	Amount	Capital	Losses	Equity
Balance at September 14, 2012 (Inception)	—	$—	$—	$—	$—
Common stock	100,000,000	10,000	—		10,000
Contributions from Parent			1,053,023		1,053,023
Net losses			—	(1,063,023)	(1,063,023)
Balance at December 31, 2012	100,000,000	$10,000	$1,053,023	$(1,063,023)	$—
Contributions from Parent			4,335,169		4,335,169
Net losses			—	(3,562,295)	(3,562,295)
Balance at December 31, 2013	100,000,000	$10,000	$5,388,192	$(4,625,318)	$772,874
Contribution from Parent			975,563		975,563
Net losses			—	(1,121,060)	(1,121,060)
Balance at March 31, 2014	100,000,000	$10,000	$6,363,755	$(5,746,378)	$627,377

See notes to condensed financial statements.

FANTEX, INC. (DEVELOPMENT-STAGE ENTITY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Cumulative Amounts from September 14, 2012 (Inception) to March 31,	Three Months Ended March 31,
	2014	2014	2013

Operating Activities
Net loss	$(5,746,378)	$(1,121,060)	$(913,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses Contributed From Parent	4,373,755	975,563	913,804
Change in:
Prepaid Expenses	(162,838)	143,203	—
Net cash used in operating activities	(1,545,461)	(2,294)	—
Financing Activities
Contributed Capital	2,000,000	—	—
Net cash provided by financing activities	2,000,000	—	—
Net cash increase / (decrease) for period	464,539	(2,294)	—
Cash and Cash Equivalents at Beginning of Period	$—	$466,833	$—
Cash and Cash Equivalents at End of Period	$464,539	$464,539	$—
Cash Paid for Interest	$—	$—	—
Cash Paid for Taxes	$—	$—	—
Non-Cash Financing Activities:
Contributions from Parent	$4,373,755	$975,563	$913,804

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a wholly-owned subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex is a development-stage entity and has relied on the Parent to date to conduct its operations.

On November 1, 2013, the Company effected a 1,000,000 to 1 stock split of the Company’s common stock outstanding. All common stock share data included in these financial statements give retroactive effect to the stock split.

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers (together with affiliated entities, the “Contract Party”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and its focus is on three core areas:

•                  evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands, or brand income;

•                  acquiring minority interests in such brand income; and

•                  assisting the acquired brands in increasing their value via technology and through leveraging Fantex’s marketing, advertising and strategic partnering expertise.

The Company is currently managed by the Parent while it commences operations. The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s revenues are sufficient to finance operations.

The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to Parent, which is not anticipated to occur until the Company begins to generate income from multiple contracts with the Contract Parties (“Brand Contracts”).

All expenses incurred for the three months ending March 31, 2013 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties—The Company is in the developmental stage and as such has yet been able to demonstrate the long term viability of our business model. The Company can be affected by a variety of factors. Management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•                  the ability to maintain an adequate rate of growth; the impact of the current economic climate on its business;

•                  the ability to effectively manage its growth;

•                  the ability to attract new Contract Parties;

•                  the ability to improve the performance of Contract Parties; and

•                  the impact of labor issues in any of the major professional sports leagues.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments (consisting of only normal recurring adjustments, except as disclosed) necessary for a fair presentation of Fantex’s condensed financial statements.

The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, management will evaluate these estimates, including those related to accounts receivable, fair values of brand contracts income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with original maturities at purchase of three months or less.

Income Taxes—Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The current and deferred tax expense is presented under the separate return method. Under the separate return method, Fantex calculates its tax provision as if it were filing a separate tax return.

Deferred tax assets are recorded to the extent management believes these assets will more likely than not be realized. In making such a determination, all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations is considered. In the event it is determined that the Company would be able to realize deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would reduce the provision for income taxes.

Uncertain tax positions are recorded on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority would be recognized.

Comprehensive Income—Total comprehensive income (loss) consists of net loss and other comprehensive income (loss). For the periods presented herein the Company did not have any other comprehensive income (loss).

Fair Value Option—The brand contracts represent a right to receive certain cash flows from the Contract Parties, and therefore, the brand contracts meet the definition of a financial asset. As financial assets, the brand contracts are precluded from being accounted for as intangible assets. The Company has elected to adopt the fair value option to account for the brand contracts at fair value, with changes recognized in income (loss) from brand contracts in the Statement of Operations and presented as a separate line item. The Company believes that measurement of the brand contracts at fair value provides the most meaningful information to users of the financial statements, because the value of the brand contracts may increase or decrease over time based on future events. The Company believes that recognizing the change in fair value through net income or loss provides a better indicator of the performance of the brand contracts for a given year, enhances transparency, and is more in line with how the Company manages the risks of the brand contracts.

Fair Value of Financial Instruments—Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets generally included in this category are mutual funds.

Level 2—Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

Level 3—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are brand contracts.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which the Company recognizes at the end of the reporting period.

Depending on the relative liquidity in the markets for certain assets, the Company may classify assets as Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. The valuation models used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

Brand Contracts, at Estimated Fair Value:  Brand contracts, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a discounted cash flow approach, in which various internal and external factors are considered. Factors include key financial inputs and recent transactions for comparable brands. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. Some of these assumptions include, risk free cost of capital, length of playing career, length of post-career, future rates of inflation in salaries and endorsement contracts, and amounts that can be potentially realized in the future, and unsigned playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions, for applicable investments.

Valuation Process—The valuation process for the Company’s Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis and is designed to subject the valuation of Level 3 investments, including brand contracts, to an appropriate level of consistency, oversight and review. The Company’s internal investment professionals are responsible for estimating fair value based on various factors including:

•                  current playing contract including: amounts, duration, incentive provisions, guaranteed portions, if any, termination and other important terms;

•                  current endorsement contracts, if any, including: amounts, duration, contract terms;

•                  age of the individual associated with the brand and prospects for additional future contracts, both playing and endorsement;

•                  estimate of potential future playing and endorsement contracts, including: duration and value;

•                  position and data specific to that position focused on estimating longevity of career;

•                  reported contract value increases or decreases for other comparable players (by position and status they hold among their peers) in order to estimate future contract values; and

•                  risk free cost of capital.

In addition, a number of qualitative factors are considered to develop estimates used in the models including:

•                  the stated aspirations and goals of the contract party;

•                  certain intangibles of the contract party, including media relationships, communication ability, “likeability,” demand as a product endorser, personal drive and ambition;

•                  social footprint (for example, number of Twitter followers);

•                  the market in which the contract party performs and how that may impact the number and amount of endorsement opportunities;

•                  the reach of the brand of the contract party;

•                  value of TV contracts and the rate of growth in those contracts; and

•                  attendance trends in the contract party’s primary field of performance.

The Company considers all of these factors to estimate brand revenue for use in discounted cash flow models. These estimates include amounts based on existing contracts as well as estimates of amounts to be received for future contracts. With respect to existing contracts, the Company considers that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract and a fair current value the Company applies discount rates to the estimates of earnings.

In general, lower discount rates are applied to amounts associated with existing contracts, particularly portions of those contracts that have a higher degree of certainty of payment, and higher discount rates to amounts associated with future potential earnings under existing contracts and to potential earnings under anticipated future contracts. Further, discount rates rise over time to reflect that uncertainty increases over time.

The Company’s internal investment professionals document their considerations of this data that is then reviewed by management, including the Chief Executive Officer and Chief Financial Officer. The approved valuation is used to negotiate the purchase price of the brand contract. The same valuation process is followed on no less than a quarterly basis to determine fair value of contracts entered into by the Company.

If the estimates of brand income are too high and/or the discount rates used in the calculation too low then the valuation of a brand contract may be too high, in which case the Company may pay too much for a brand contract.

Loss per share—The Company presents both basic and diluted loss per share (“EPS”) in its financial statements. Basic loss per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options, unvested restricted common shares and convertible senior notes using the treasury method or if-converted method.

Income (Loss) From Brand Contracts—Following the effective date of the brand contract, revenues are recognized when cash or other considerations are received by the Contract Party under included contracts, which is the point at which the Company would have the right to receive and recognize its proportionate share of amounts received by the Contract Party. Other consideration received by the Contract Party under included contracts may include stock, automobiles, or other nonmonetary consideration. In the event nonmonetary consideration is received by the Contract Party, the Company will recognize income from brand contracts equal to its proportionate share of the estimated fair value of such consideration in either cash or such other consideration based on the contractual arrangement. Amounts due to the Company under a brand contract are either remitted directly from the source of such income or through payment by the Contract Party. Brand contracts stipulate that income once earned by the Company is not subject to recapture by the Contract Party. All amounts received by the Company from the Contract Party will be allocated between the contract as reduction in carrying value and income (loss) from brand contracts.

Cash received under the brand contract will either be recognized as a reduction in carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction in carrying value or income (loss) from brand contracts will depend on the timing of such cash receipt.

Additionally, the timing of changes in the estimates of future cash flows will impact whether cash receipts are recognized as a reduction in carrying value or as income (loss) from brand contracts. If for example we increase our estimate of future cash flows and such increased cash flows are not received until a future period, such increase will be recognized as income (loss) from brand contracts and the majority of such future cash flow will be recognized as a reduction in carrying value. If on the other hand our expected cash flows increase and was not foreseen and therefore not expected until the period in which the cash is actually received the entire cash amount will be recognized as income (loss) from brand contracts.

Expected cash flows will be based on the included contracts the contract party has in place and the expectations of future contracts. As it becomes more likely that the contract party will collect contracted amounts the expected discount rate will decrease. A decrease in the discount rate will result in the receipt of cash primarily being allocated to reduction in carrying value. The discount rates are determined at the purchase date and are revised each period based on the performance of the brand and the likelihood of collection of future contracted amounts.

Income (loss) from brand contracts are based on an estimate of expected cash flows and the associated expected discount rate. Changes in fair value resulting from changes in the expected performance of the brand or market factors are included in income (loss) from brand contracts in the statement of operations.

3. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s revenues are sufficient to finance operations. The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to Parent, which is not anticipated to occur until the Company begins to generate significant revenue from multiple brand contracts.

All expenses incurred for the three months ended March 31, 2013 and March 31, 2014 and the period from inception to March 31, 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operated on a stand-alone basis.

During the three months ended March 31, 2013 and 2014, the Company incurred $913,804 and $975,563 of expenses directly related to its operations and paid by the Parent. The Company converted to capital the incurred expenses for the three months ended March 31, 2013 and 2014 paid by Parent. For the period from September 14, 2012 (Inception) to March 31, 2014 the Company incurred $4,373,755 of expenses directly related to is operations and paid by the Parent

During 2013 the five independent directors of the Company were granted an aggregate of 100,000 non-qualified options in the Fantex Holdings, Inc. 2012 Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of the Fantex Holdings Inc. common stock at the date of grant and have a 10 year contractual term. The stock options vest ratably over a 4 year period. The fair market value of stock options is estimated using the Black Scholes Merton valuation model and the Company used the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the Daily closing price of the public common stock of companies believed comparable to Fantex Holdings, Inc.; the expected term of options granted is based on the simplified method of using the mid-point between the vesting term and the original contractual term and/or average time outstanding method; the risk-free interest rate is based on the U.S Treasury daily yield curve on the date of grant; and the expected dividend yield is based on the current dividend trend. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company was allocated from the Parent $ 0 and $6,579 of stock compensation for the three months ended March 31, 2013 and 2014 respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02 years
Risk Free Rate:	1.75%
Weighted Average Volatility:	63.9%
Expected Forfeiture Rate:	35.0%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes pricing model yielded $0.911. As of March 31, 2014 there are 82,615 shares remaining to be expensed over the remaining three-year vesting period.

4. INCOME TAXES

For the three months ended March 31, 2013 and 2014, the cumulative period from September 14, 2012 (inception) to March 31, 2014, no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	March 31, 2013	March 31, 2014
Deferred tax assets:
Net operating loss carry-forward	$860,000	$2,226,000
Valuation allowance	$(860,000)	$(2,226,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized, therefore, the Company provided a full valuation allowance of $860,000 and $2,226,000 on the deferred tax asset as of March 31, 2013 and 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of March 31, 2014 we have federal and state income tax net operating loss carryforwards of $1,777,000 and $435,000 which will expire at various dates from 2032 through 2034. Such net operating loss carryforwards expire as follows:

2032	$460,000
2033	$1,267,000
2034	$486,000
$2,213,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of March 31, 2013 or 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At March 31, 2013 and 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

5. STOCKHOLDER’S EQUITY

The Parent received 100,000,000 shares of Fantex’s common stock in exchange for services provided for the benefit of Fantex of $10,000.

6. COMMITMENTS AND CONTINGENCIES

On February 28, 2013 Fantex entered into a brand contract with Arian Foster, a professional football player in the National Football League (“NFL”) and The Ugly Duck, LLC, a professional services company affiliated with Arian Foster (together, “Arian Foster”). The brand contract entitles Fantex to 20% of the income that Arian Foster receives from and after February 28, 2013 as a result of his activities in the NFL and related fields (the “Acquired Brand Income,” or “ABI”), including salary and wages from being a football player, broadcasting or coaching and the use of Arian Foster’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the brand contract, Fantex agreed to pay Arian Foster a one-time cash amount of $10.0 million (less $0.5 million to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Arian Foster under the brand contract once this payment is made, other than certain obligations to indemnify Arian Foster. According to the terms of the brand contract, Arian Foster is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by Arian Foster. Amounts received by Arian Foster subsequent to the signing of the brand contract will be subject to payment to the Company once the upfront payment is made.

On October 30, 2013 Fantex entered into a brand contract with Vernon Davis, a professional football player in the NFL and The Duke Marketing, LLC, a professional services company affiliated with Vernon Davis (together, “Vernon Davis”). The brand contract entitles Fantex to 10% of the income that Vernon Davis receives from and after October 30, 2013 as a result of his activities in the NFL and related fields (“ABI”), including salary and wages from being a football player, broadcasting or coaching and the use of Arian Foster’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the brand contract, on May 2, 2014, Fantex paid Vernon Davis a one-time cash amount of $4.0 million (less $0.2 million to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex). Fantex will have no further financial obligations to Vernon Davis under the brand contract, other than certain obligations to indemnify Vernon Davis. According to the terms of the brand contract, Vernon Davis was not obligated to make payments to the Company until the upfront payment is made by the Company. Amounts received by Vernon Davis subsequent to the signing of the brand contract are, however, subject to payment to the Company.On May 5, 2014, Vernon Davis paid the Company approximately $0.4 million in ABI under the brand contract for the period between October 30, 2013 and April 28, 2014.

On February 14, 2014 Fantex entered into a brand contract with Erik “EJ” Manuel, Jr., a professional football player in the NFL and Kire Enterprises, LLC, a professional services company affiliated with Erik “EJ” Manuel, Jr. (together, “Erik “EJ” Manuel, Jr.”). The brand contract entitles Fantex to 10% of the income that Erik “EJ” Manuel, Jr. receives from and after February 14, 2014 as a result of his activities in the NFL and related fields (“ABI”), including salary and wages from being a football player, broadcasting or coaching and the use of Erik “EJ” Manuel, Jr.’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the brand contract, Fantex agreed to pay Erik “EJ” Manuel, Jr. a one-time cash amount of $4.98 million (less $0.2 million to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Erik “EJ” Manuel, Jr. under the brand contract once this payment is made, other than certain obligations to indemnify Erik “EJ” Manuel, Jr. According to the terms of the brand contract, Erik “EJ” Manuel, Jr. is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by Erik “EJ” Manuel, Jr. Amounts received by Erik “EJ” Manuel, Jr. subsequent to the signing of the brand contract will be subject to payment to the Company once the upfront payment is made.

7. SUBSEQUENT EVENTS

. On April 28, 2014, Fantex, Inc. successfully completed the initial public offering of 421,100 shares of its Fantex Series Vernon Davis Convertible Tracking Stock (“Fantex Series Vernon Davis”) raising gross proceeds of $4.2 million. The total net proceeds from the offering after deducting the underwriters’ discounts was $4.0 million.  Our Parent purchased 102,454 shares for $1.02 million of the Fantex Series Vernon Davis in the offering.

On May 2, 2014, as consideration for future ABI under the brand contract, Fantex paid Vernon Davis $4.0 million (less $0.2 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex).

On May 5, 2014, Mr. Davis paid us approximately $0.4 million in ABI due to us under the brand contract for the period between October 30, 2013 (date of brand contract) through April 28, 2014. As discussed in our offering document, we intend to attribute 95% of this ABI to the Fantex Series Vernon Davis tracking stock with the remaining 5% to be attributed to the Fantex platform common stock.

On May 14, 2014 Fantex, Inc. entered into a brand contract with Mohamed Sanu, a professional a professional football player in the NFL. The brand contract entitles Fantex to 10% of the income that Mohamed Sanu. receives from and after May 14, 2014 as a result of his activities in the NFL and related fields ( “ABI”), including salary and wages from being a football player, broadcasting or coaching and the use of Mohamed Sanu’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the brand contract, Fantex agreed to pay Mohamed Sanu. a one-time cash amount of $1.56 million (less $78,000 to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Mohamed Sanu under the brand contract once this payment is made, other than certain obligations to indemnify Mohamed Sanu. According to the terms of the brand contract, Mohamed Sanu is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by Mohamed Sanu. Amounts received by Mohamed Sanu subsequent to the signing of the brand contract will be subject to payment to the Company once the upfront payment is made.

On May 27, 2014, the Board of Directors of the Company declared a cash dividend of $0.70 per share of Fantex Series Vernon Davis. The dividend is payable to holders of Fantex Series Vernon Davis at the close of business on August 15, 2014 and will be paid to such stockholders on August 18, 2014.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 20% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Arian Foster are investing in Fantex and not in the Brand Contract or Arian Foster. However, Fantex Series Arian Foster is intended to track and reflect the separate economic performance of the assets to be attributed to the Arian Foster Brand. Only Fantex will have rights under the Brand Contract and recourse against Arian Foster.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$618	$606
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	—	69
Contractual NFL player performance incentives receipts	—	94
Total receipts from NFL player contract	618	769
Receipts from other included contracts	43	328
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$661	$1,097

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and March 31, 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through May 30, 2014.

The Brand Contract will entitle Fantex to 20% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party. These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in connection with being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 20% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The Statements of Cash Receipts from Included Contracts includes cash receipts related to the signing bonus of the Contract Party with the Houston Texans prior to the signing of the Brand Contract but not the payment made subsequent to the signing. The payment of the signing bonus was included in the currently existing contract between the Contract Party and the Houston Texans (the “Texans Contract”), and not part of a previously expired contract. The Texans Contract provided for the signing bonus in four separate payments. The final payment of $6.25 million, made subsequent to the signing of the Brand Contract, was specifically excluded from the Brand Contract. Therefore, as the Texans Contract was not expired and the only amount pertaining to the Texans Contract that was specifically excluded was the final payment of the signing bonus, the final payment of the signing bonus has been excluded from the Statement of Cash Receipts from Included Contracts. Future contracts with teams in the National Football League that include signing bonuses will be subject to the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Arian Foster Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to Fantex. No other considerations were received under the included contracts for the three months ended March 31, 2014 and 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts—These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (i.e Pro Bowl).

Contractual NFL player performance incentives receipts— These receipts are recorded based on the cash received from the roster bonus included in the Contract Party’s NFL contract. The roster bonus is $31,250 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $500,000 in any season during the NFL contract period.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on February 28, 2013 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 30, 2014. Fantex is not aware of any events that have occurred subsequent to March 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing,  LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Vernon Davis are investing in Fantex and not in the Brand Contract or Vernon Davis. However, Fantex Series Vernon Davis is intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand. Only Fantex will have rights under the Brand Contract and recourse against Vernon Davis.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	86	156
Contractual NFL player performance incentives receipts	—	26
Total receipts from NFL player contract	86	182
Receipts from other included contracts	96	64
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$182	$246

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and March 31, 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through May 30, 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party (“Acquired Brand Income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to Fantex. No other considerations were received under the included contracts for the three months ended March 31, 2014 or 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts—These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season. Other receipts such as being on the roster for playoff and Pro Bowl games are also included.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts—These receipts are recorded based on the cash received from various incentives included in the Contract Party’s NFL contract such as roster bonus and off-season workout bonus. The roster bonus is $25,000 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $400,000 in any season during the NFL contract period. The off-season workout bonus is $200,000 paid in a lump sum amount if Mr. Davis participates in at least 90% of the club’s off season conditioning program sessions.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on October 30, 2013 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

On April 28, 2014, Fantex, Inc. closed the initial public offering of its Fantex Series Vernon Davis raising gross proceeds of $4.2 million.  As consideration for future ABI under the brand contract, Fantex paid Vernon Davis $4.0 million (less $0.2 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex). On May 5, 2014, Vernon Davis paid Fantex approximately $0.4 million to cover the ABI from and after October 30, 2013 (inception) to April 28, 2014. 102,454 shares of the Fantex Series Vernon Davis were purchased by the Parent in the offering for $1.02 million.

Fantex has evaluated activity after March 31, 2014 until May 30, 2014 and other than the event described above. Fantex is not aware of any events that have occurred subsequent to March 31, 2014 that would require adjustments to or disclosures in the Statement of Cash Receipts from Included Contracts.

ITEM 1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2013. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2013, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract. No amounts would be subject to the Brand Contract prior to January 1, 2013 because the Contract Party was not engaged in brand income generating activities until 2013.

Investors in our Fantex Series EJ Manuel are investing in Fantex and not in the Brand Contract or EJ Manuel. However, Fantex Series EJ Manuel is intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand. Only Fantex will have rights under the Brand Contract and recourse against EJ Manuel.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	—	—
Contractual NFL player performance incentives receipts	—	—
Total receipts from NFL player contract	—	—
Receipts from other included contracts	198	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$198	$—

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and March 31, 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through May 30, 2014.

The Brand Contract will entitle Fantex to 10% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party. These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in connection with being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2013. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2013, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to

Fantex. No other considerations were received under the included contracts for the three months ended March 31, 2014 and 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts—These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on February 14, 2014 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 30, 2014. Fantex is not aware of any events that have occurred subsequent to March 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Mohamed Sanu are investing in Fantex and not in the Brand Contract or Mohamed Sanu. However, Fantex Series Mohamed Sanu is intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand. Only Fantex will have rights under the Brand Contract and recourse against Mohamed Sanu.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	141
Contractual NFL player performance incentive payments		55
Contractual NFL post regular season receipts	23	20
Total receipts from NFL player contract	23	216
Receipts from other included contracts	7	33
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$30	$249

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and March 31, 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through May 30, 2014.

The Brand Contract will entitle Fantex to 10% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party. These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the brand contract been in place beginning January 1, 2012. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the brand contract been in place beginning January 1, 2012, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The Statement of Cash Receipts form Included Contracts includes cash receipts related to the performance bonus of the Contract Party prior to the signing of the Brand Contract. A payment of approximately $55,000 was made in 2013 for performance during the 2012 season as defined under Article 28 of the Collective Bargaining agreement between the NLF and the NFL Players’ Association. In 2014, a similar payment of approximately $159,000 for 2013 performance was deferred until 2016 and not reflected in the Statement of Cash Receipts from Included Contracts. The agreement with Fantex specifically excluded the 2013 performance bonus payment from ABI when ultimately collected in 2016. Any future performance bonuses will be subject to the brand contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to Fantex. No other considerations were received under the included contracts for the three months ended March 31, 2014  or 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts—These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts— These receipts are recorded based on the cash received from the performance bonus received under Article 28 of the NFLPA Collective Bargaining Agreement with the NFL.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on February 14, 2014 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 30, 2014. Fantex is not aware of any events that have occurred subsequent to March 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes for the three months ended March 31, 2014 and 2013 and the audited financial statements, related notes and Management’s Discussion and Analysis for the years ended December 31, 2013 and 2012. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

Overview

We are a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers and assisting such individuals in enhancing the reach and value of the brands we acquire. The business operates in a single segment and our focus is on three core areas:

•                  evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands, or brand income;

•                  acquiring minority interests in such brand income; and

•                  assisting our acquired brands in increasing their value via technology and through leveraging our marketing, advertising and strategic partnering expertise.

We were incorporated on September 14, 2012 in Delaware as a wholly-owned subsidiary of Fantex Holdings, our parent. Fantex Holdings was incorporated in Delaware on April 9, 2012 and is headquartered in San Francisco, California. We are currently a development-stage entity and have to date relied on our parent to conduct our operations through its employees To date, our operations have consisted of evaluating, targeting and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria. To date, we have entered into brand contracts with each of the following parties:

Contract Party	Primary Career	Effective Date of Brand Contract	Brand Income % Payable to Us Under the Contract	Purchase Price for the Brand Contract
Mohamed Sanu	Wide Receiver for the Cincinnati Bengals	May 14 2014	10%	$1.56 million
EJ Manuel and his affiliated professional services company, Kire Enterprises LLC	Quarterback for the Buffalo Bills	February 14, 2014	10%	$4.98 million
Vernon Davis and his affiliated professional services company, The Duke Marketing LLC	Tight end for the San Francisco Forty Niners	October 30, 2013	10%	$4.00 million
Arian Foster and his affiliated professional services company, The Ugly Duck, LLC	Running back for the Houston Texans	February 28, 2013	20%	$10.00 million

Each of the foregoing contracts, except with Vernon Davis, is contingent upon obtaining financing to fund the acquisition of our interest in the brand income under the brand contract. On April 28, 2014 the Company successfully raised $4.2 million in an initial public offering of 421,100 shares of Fantex Series Vernon Davis at 10.00 per share. On May 2, 2014, the Company paid Vernon Davis $4.0 million (less $0.2 million to be held in escrow until six months of consecutive payments due under the brand contract have been timely delivered to us). On May 5, 2014, Vernon Davis paid the Company approximately $0.4 million as brand income from and after October 30, 2014 and prior to the date of payment under his brand contract with the Company.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of May 30, 2014 we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, who we refer to as contract parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

We operate under a management agreement with our parent, who has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if our parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our parent to conduct our operations in accordance with the management agreement.

Results of Operations

Three months ended March 31, 2013 and 2014.

We have little operational history and are not currently generating revenues. Results of operations for the three months ended March 31, 2013 and 2014 reflect costs incurred to develop our business. All such costs to date have been allocated to us from our parent, which has identified all activities and costs related to our operations. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE associated with us as a percentage of all employees of our parent. All other costs were specifically identified and charged to us as determined appropriate by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

We currently have no employees, but are being supported by personnel employed by our parent. Personnel costs for the three months ended March 31, 2014 increased approximately $231,000 over the same period in 2013. Approximately $110,000 of this increase was due to three employees of our parent company not drawing salaries in period ended March 31, 2013. The remainder of the increase was due to the increase in the FTE activities related to brand contract acquisitions, valuations, marketing and brand building and becoming a public company.

Our parent company allocated the cost of three FTE to the Company in the three month period ended March 31, 2013 and seven FTE in the three month period ended March 31, 2014. We anticipate an increase in FTE allocation as our operations continue to grow over the remainder of the year.

Three stockholders of our parent serve as our officers, including as our chief executive officer and the chief financial officer. Although these individuals purchased founders stock in Fantex Holdings upon formation of our parent or received grants of options in our parent, prior to June 1, 2013 they had received no compensation for their services from either us or our parent. In the three months ended March 31, 2013 the allocation of expenses from our parent for personnel does not include imputed costs for these officers, but does include other costs incurred by our parent for those officers, such as travel, benefits and facilities expenses. Our parent began to pay cash compensation to our officers on June 1, 2013 and is reflected in the allocation of costs for the three months ended March 31, 2014.

The most significant costs incurred by us or our parent to date were for professional services, including but not limited to legal, accounting and marketing services. Our parent incurred, and allocated to us, for the three months ended March 31, 2014 and 2013 $685,958 and $744,738 respectively, representing a decrease of approximately $59,000 or 7.9%.  A decrease in legal and accounting costs for the three month period in 2014 compared to 2013 of approximately $450,000 offset the increase in brand marketing expenses of approximately $391,000. Legal and accounting costs in the first quarter of 2013 included costs to established the regulatory and accounting processes for the Company. Such costs were not experienced in 2014 resulting in the large decrease in the period over period amounts. The marketing expenses increased due to the promotional activities surrounding the Company launch of its first athlete brand with Vernon Davis, in late January, 2014 and the signing of a brand contract with Erik “EJ” Manuel, Jr. in late February, 2014. We believe that our overall professional services related spending will continue increase over time as we ramp our athlete brand pipeline over the coming years and continue to build our regulatory and accounting infrastructure.

In the three months ended March 31, 2014 we have been allocated approximately $126,000 of general expenses or an increase of approximately $35,000 from the three months ended March 31, 2013. The general and administrative expenses consist primarily of the allocation of facility and travel related costs.  The increase was split evenly between (i) higher facilities related costs due to FTE growth and (ii) increased travel activities due to the launch of the Company’s first athlete brand and ongoing increases in our business development efforts. We believe that as we expand our operations these costs will continue to increase over the coming quarters.

As the operations of Fantex mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur service fees pursuant to our management agreement with our parent. We also expect to build internal staff and begin to incur expenses on our own behalf to administer our brand contracts, including: supporting cash collection, ensuring all sources of brand income subject to our agreement are identified, potential disclosures are identified and brought to management’s attention, and that our contract rights are enforced.

Liquidity and Capital Resources

To date, we have relied exclusively on our parent for liquidity and capital resources. Our parent contributed capital in the amount of $6.4 million from inception through March 31, 2014 and $1.0 million in the three months ended March 31, 2014.  The contributed capital includes indirect expenses paid by our parent on our behalf, as well as an equity cash contribution of $2.0 million on April 3, 2013 to provide working capital to finance our operating expenses.

From inception through March 31, 2014, the Company has reimbursed the parent approximately $1.6 million of direct costs of operations. For the three months ended March 31, 2014 and 2013, the Company did not reimburse the parent and approximately $1.0 million and $0.9 million of expenses, respectively, were contributed to capital. Our parent company will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both..

On April 28, 2014, we successfully completed our initial public offering for Fantex Series Vernon Davis. The Company sold 421,100 shares for $4.21 million from which it paid underwriting costs of $0.2 million and $4.0 million to Vernon Davis. On May 5, 2014, Mr. Davis paid us approximately $0.4 million in acquired brand income due to us under the brand contract for the period October 30, 2013 (date of brand contract) through April 28, 2014. As discussed in our offering document, we intend to attribute 95% of this ABI to the Fantex Series Vernon Davis tracking stock with the remaining 5% to be attributed to the Fantex platform common stock. On May 29, 2014 we learned that Vernon Davis would not qualify for the 2014 work out bonus available under his current contract with the San Francisco 49ers. As a result, we will not be receiving $20,000 in ABI as anticipated in the second quarter of 2014. This does not have a material impact on the Company’s liquidity or capital resources.

On May 27, 2014, the Board of Directors of the Company declared a cash dividend of $0.70 per share. The dividend is payable to holders of Fantex Series Vernon Davis at the close of business on August 15, 2014, the dividend record date, and the dividend will be paid to such stockholders on August 18, 2014. Based on the Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on the Company’s liquidity or capital resources.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we aggressively build our platform of brands and our internal marketing, compliance and other administrative functions. From and after April 28, 2014, we have been operating under a management agreement with our parent, pursuant to which our parent has agreed to provide us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will pay our parent a fee equal to 5% of the amount of gross cash received by us, if any, for such services under the management agreement.

We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate would occur until we begin to generate significant cash flows from multiple brand contracts. However, if our parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our parent; at this time our parent intends to continue to fund operations for at least the next 12 months. Our parent has no obligation to continue to finance our operations, and they do not intend to continue to finance our operations or provide us any other assistance, except as required under our management agreement with them.

We believe the net proceeds from our offerings together with existing cash and cash equivalents and our parent’s capital contributions will be sufficient to fund our projected operating expenses for the next 12 months. However, if our operating and other expenses are higher than we expect or our cash receipts from brand contracts are lower than we expect then we may also need to raise additional funds sooner.

In addition, any brand contracts that we enter into in the future with other contract parties will require us to make substantial upfront payments to acquire the ABI under such brand contracts. We do not, and following any offering we do not expect to have, the necessary funds that we would need to make any of these upfront payments under future brand contracts. Therefore, we expect that our future brand contracts will be contingent upon obtaining financing to fund the acquisition of the ABI in the respective brands, and we intend to finance these acquisitions through the issuance of additional tracking stock linked to the value of such brands.

Until such time as our operations generate sufficient cash to meet the liquidity needs of our business, if ever, we expect to finance future cash needs through existing cash balances and reliance on our parent.

In addition, cash received under our brand contracts may be subject to seasonal variation. For example, the salary under NFL contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year and therefore, we expect that there will be seasonal fluctuations in our attributed income.

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (GAAP). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. On an ongoing basis, management will evaluate these estimates, including those related to accounts receivable, fair values of financial instruments, income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.  The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

Income Taxes

Income taxes are accounted for under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are recorded to the extent management believes these assets will more likely than not be realized. In making such a determination, all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations is considered. In the event it is determined that we would be able to realize deferred tax assets in the future, an adjustment to the deferred tax asset valuation allowance would be made, which would reduce the provision for income taxes.

Uncertain tax positions are recorded on the basis of a two-step process whereby (1) it is determined whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) those tax positions that meet the more-likely-than-not recognition threshold, the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority would be recognized.

Fair Value Option

The brand contracts represent a right to receive certain cash flows from the contract parties, and therefore, the brand contracts meet the definition of a financial asset under GAAP. As financial assets, the brand contracts are precluded from being accounted for as intangible assets. We have elected to account for the brand contracts using the fair value option, with changes in fair value recognized in the statement of operations. We believe measurement of the brand contracts at fair value provides the most meaningful information to users of our financial statements, because the value of the brand contracts may increase or decrease over time based on future events. We believe that the change in fair value through net income or loss provides a better indicator of the performance of the brand contracts for a given period, enhances transparency, and is more in line with how we manage the risks of the brand contracts.

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

•                  Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets generally included in this category are mutual funds.

•                  Level 2—Inputs are other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability.

•                  Level 3—Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets and liabilities generally included in this category are our brand contracts.

A significant decrease in the volume and level of activity for the asset or liability is an indication that transactions or quoted prices may not be representative of fair value because in such market conditions there may be increased instances of transactions that are not orderly. In those circumstances, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value.

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our management’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which our management recognizes at the end of the reporting period.

Depending on the relative liquidity in the markets for certain assets, our management may classify assets as Level 3 if they determine that observable quoted prices, obtained directly or indirectly, are not available. The valuation models used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities would be completed on no less than a quarterly basis and is designed to subject the valuation of Level 3 investments, including our brand contracts, to an appropriate level of consistency, oversight and review.

Our internal investment professionals, which include employees of both Fantex and our parent, Fantex Holdings, are responsible for estimating fair value based on various factors including:

•                  current playing contract including: amounts, duration, incentive provisions, guaranteed portions, if any, termination and other important terms;

•                  current endorsement contracts, if any, including: amounts, duration, contract terms;

•                  age and health (including injuries) of the individual associated with the brand, duration of career to date and prospects for additional future contracts, both playing and endorsement;

•                  our estimate of potential future playing and endorsement contracts, including duration and value;

•                  position and data specific to that position focused on estimating longevity of career;

•                  reported contract value increases or decreases for other comparable players (by position and status they hold among their peers (e.g. All Pro, MVP, franchise player and the like)) in order to estimate future contract values; and

•                  risk free cost of capital.

In addition, we consider a number of qualitative factors to develop estimates used in our models, including:

•                  the stated aspirations and goals of the contract party;

•                  certain intangibles of the contract party, including media relationships, communication ability, “likeability,” demand as a product endorser, personal drive and ambition;

•                  social footprint (for example, number of Twitter followers);

•                  the market in which the contract party performs and how that may impact the number and amount of endorsement opportunities;

•                  the reach of the brand of the contract party;

•                  value of TV contracts and the rate of growth in those contracts; and

•                  attendance trends in the contract party’s primary field of performance.

We consider all of these factors to estimate brand income for use in a discounted cash flow model. These estimates include amounts based on existing contracts as well as our estimates of amounts to be received for anticipated future contracts. With respect to existing contracts we consider that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract and a fair current value we apply discount rates to our estimates of earnings.

In general, we apply lower discount rates to amounts associated with existing contracts, particularly portions of those contracts that have a higher degree of certainty of payment, and higher discount rates to amounts associated with future potential earnings under existing contracts and to potential earnings under anticipated future contracts. Further, discount rates rise over time to reflect that uncertainty increases over time.

The investment professionals, which include employees of both Fantex and our parent, Fantex Holdings, will document their considerations of this data and it is then reviewed by a valuation committee consisting of management of our parent, Fantex Holdings, and our officers, including our chief executive officer and chief financial officer. We then utilize the approved valuation as a basis to negotiate the purchase price of a brand contract. We will follow the same process on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

If our estimates of brand income are too high and/or the discount rates we use in our calculations too low then our valuation of a brand contract may be too high.

Contractual Obligations

Our principal contractual obligations are limited to our obligations under our management agreement with our parent and our brand contracts with Mohamed Sanu, EJ Manuel, Vernon Davis and Arian Foster. We are not committed to any future capital expenditures, including rental commitments, which are solely in the name of our parent.

Arian Foster Brand Contract

We must pay $10.0 million to Arian Foster upon the consummation of the offering of our Fantex Series Arian Foster Convertible Tracking Stock. This brand agreement will expire on June 30, 2014 unless we complete a successful offering or it is extended by both parties. We will have no further financial obligation to Arian Foster under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Vernon Davis Brand Contract

As discussed above and in the notes to the financial statements on May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million (less $0.2 million to be held in escrow until six months of consecutive payments due under the brand contract have been timely delivered to us) as consideration for the ABI under our brand contract with him and received $0.4 million from Vernon Davis as ABI from October 30, 2013 (date of brand contract) through April 28, 2014. We will have no further financial obligation to Vernon Davis under the brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Erik “EJ” Manuel, Jr. Brand Contract

We must pay $4.98 million to EJ Manuel upon the consummation of the offering of our Fantex Series EJ Manuel Convertible Tracking Stock. We will have no further financial obligation to Erik “EJ” Manuel, Jr. under the brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Mohamed Sanu Brand Contract

We must pay $1.56 million to Mohamed Sanu upon the consummation of the offering of our Fantex Series Mohamed Sanu Convertible Tracking Stock. We will have no further financial obligation to Mohamed Sanu under the brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Management Agreement

We have entered into a management agreement with our parent, pursuant to which our parent has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay our parent 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to reduction of carrying value but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our parent at the time and the cost of those services.

The agreement will have an initial term through December 31, 2014, and will automatically renew for successive one-year terms each December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to Fantex Holdings. Fantex Holdings may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then Fantex Holdings will continue to perform such services for an additional period of 180 days.

The agreement contains certain provisions requiring us to indemnify our parent with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. We have evaluated the impact of these indemnities on our financial statements and determined that they are remote. The management agreement became effective upon the consummation of our first initial public offering on April 28, 2014.

ITEM 4: Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Fantex Inc.’s principal executive officer and principal financial officer have concluded that Fantex Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by Fantex, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, Fantex, Inc.’s principal executive officer and principal financial officer have concluded that there have been no changes in Fantex Inc.’s internal control over financial reporting that occurred during Fantex Inc.’s first fiscal quarter that have materially affected, or are reasonably likely to materially affect, Fantex Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On April 28, 2014, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-192476), as amended, filed in connection with the offering of our Fantex Series Vernon Davis. Pursuant to the registration statement, we registered the offer and sale of 421,100 shares of our Fantex Series Vernon Davis with an aggregate offering price of $4.21 million. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $0.2 million, the net proceeds from the offering were $4.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

On May 2, 2014, as consideration for future ABI under the brand contract, Fantex paid Vernon Davis the net proceeds of $4.0 million (less $0.2 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex). There has been no material change in the expected use of the net proceeds from our offering as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1†	Amended and Restated Certificate of Incorporation of Fantex, Inc.

3.2**	Amended and Restated Bylaws of Fantex, Inc.

3.3††	Form of Certificate of Designation for Fantex Series Arian Foster.

3.4	Certificate of Designation for Fantex Series Vernon Davis.

3.5††	Form of Certificate of Designation for Fantex Series EJ Manuel.

3.6	Form of Certificate of Designation for Fantex Series Mohamed Sanu.

10.1**	Management Agreement, dated July 10, 2013, by and between Fantex, Inc. and Fantex Holdings, Inc.

10.2††	Brand Agreement effective as of February 14, 2014 by and between Erik R. Manuel, Jr., Kire Enterprises LLC and Fantex, Inc.

10.3	Brand Agreement effective as of May 14, 2014 by and between Mohamed Sanu and Fantex, Inc.

10.4††	Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC, Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association.

10.5+**	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees.

10.6+**	Fantex, Inc. 2013 Equity Incentive Award Plan.

10.7+**	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan.

10.8+**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

**	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-191772), as filed with the Securities and Exchange Commission on October 17, 2013.

†	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-192476), as filed with the Securities and Exchange Commission on November 21, 2013.

††	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-194256), as filed with the Securities and Exchange Commission on March 3, 2014.

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Fantex, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

***

Pursuant to Rule 406T of Regulation S-T, the XBRL files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fantex, Inc.

May 30, 2014	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)