Form 10-Q
period 2014-06-30
Fantex, Inc.
filed 2014-08-14
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 14, 2014
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700

PART I — FINANCIAL INFORMATION

ITEM 1A. Financial Statements	3
Condensed Balance Sheets as of June 30, 2014 and December 31, 2013 (Unaudited)	3
Condensed Statements of Operations for the three and six months ended June 30, 2014 and 2013 (Unaudited)	4
Condensed Statements of Stockholders’ Equity for the period from January 1, 2013 to June 30, 2014 (Unaudited)	5
Condensed Statements of Cash Flows for the six month ended June 30, 2014 and 2013 (Unaudited)	6
Notes to condensed Financial Statements (Unaudited)	7
ITEM 1B. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013	16
Statements of Cash Receipts from Included Contracts for Arian Foster for the three and six months ended June 30, 2014 and 2013 (Unaudited)	16
Notes to Statements of Cash Receipts from Included Contracts for Arian Foster (Unaudited)	17
ITEM 1C. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013	19
Statements of Cash Receipts from Included Contracts for Vernon Davis for the three and six months ended June 30, 2014 and 2013 (Unaudited)	19
Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	20
ITEM 1D. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014	22
Statements of Cash Receipts from Included Contracts for EJ Manuel for the three and six months ended June 30, 2014 and 2013 (Unaudited)	22
Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	23
ITEM 1E. Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014	25
Statements of Cash Receipts from Included Contracts for Mohamed Sanu for the three and six months ended June 30, 2014 and 2013 (Unaudited)	25
Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	26
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	28
ITEM 4. Controls and Procedures	34

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings	35
ITEM 1A. Risk Factors	35
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3. Defaults Upon Senior Securities	35
ITEM 4. Mine Safety Disclosure	35
ITEM 5. Other Information	35
ITEM 6. Exhibits	36

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Cash and Cash Equivalents	$871,568	$466,833
Prepaid Assets	162,837	306,041
Investment in Brand Contract, at Fair Value	3,768,312	—
Total Assets	$4,802,717	$772,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Parent	$20,343	—
Dividend Payable	294,770	—
Total Liabilities	$315,113	$—
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	421	—
Additional Paid in Capital	11,269,902	5,388,192
Accumulated Losses	(6,792,719)	(4,625,318)
Total stockholder’s equity	4,487,604	772,874
Total liabilities and stockholder’s equity	$4,802,717	$772,874

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Income from Brand Contract	$175,181	$—	$175,181	$—

OPERATING EXPENSES:
Personnel	$305,239	$162,030	$614,428	$240,541
Professional Services	449,155	541,130	1,135,113	1,285,868
General and administrative, exclusive of personnel costs	172,358	110,100	298,271	200,655
Total Operating Expenses	926,752	813,260	2,047,812	1,727,064
Net Loss Before Income Taxes	(751,571)	(813,260)	(1,872,631)	(1,727,064)
Income Taxes	—	—	—	—
Net Loss	$(751,571)	$(813,260)	$(1,872,631)	$(1,727,064)
Net Income / (Loss) attributable to:
Platform Common stock	$(874,254)	$(813,260)	$(1,995,314)	$(1,727,064)
Fantex Series Vernon Davis Convertible Tracking Stock	$122,683	$—	$122,683	$—
	$(751,571)	$(813,260)	$(1,872,631)	$(1,727,064)

Income / (Loss) Per Share attributable to:
Platform Common stock:
Basic (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Fantex Series Vernon Davis Convertible Tracking Stock:
Basic (weighted average shares — 421,100)	$0.29	$—	$0.29	$—
Diluted (weighted average shares — 421,100)	$0.29	$—	$0.29	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform Common Stock		Fantex Series Vernon Davis Tracking Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Losses	Equity
Balance at January 1, 2013	100,000,000	$10,000	—	$—	$1,053,023	$(1,063,023)	$—
Contributions from Parent	—	—	—	—	4,335,169	—	4,335,169
Net losses	—	—	—	—	—	(3,562,295)	(3,562,295)
Balance at December 31, 2013	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contribution from Parent	—	—	—	—	1,881,681	—	1,881,681
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock	—	—	421,100	421	4,000,029	—	4,000,450
Dividend declared, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(294,770)	(294,770)
Net losses	—	—	—	—	—	(1,872,631)	(1,872,631
Balance at June 30, 2014	100,000,000	$10,000	421,100	$421	$11,269,902	$(6,792,719)	$4,487,604

Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock:		$0.70

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net loss	$(1,872,631)	$(1,727,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Brand Contract	(175,181)	—
Expenses Contributed From Parent	1,881,681	1,727,053
Changes in:
Prepaid Expenses	143,204	—
Due to Parent	20,343	—
Purchase of Brand Contract	(4,000,000)	—
Cash Receipts from Brand Contract	406,869	—
Net cash used by operating activities	$(3,595,715)	$(11)
Financing Activities
Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering (net of $211,000 underwriting fees)	4,000,450	—
Contributed Capital	—	2,000,000
Net cash provided from financing activities	$4,000,450	$2,000,000
Net cash increase for period	404,735	1,999,989
Cash and Cash Equivalents at Beginning of Period	466,833	—
Cash and Cash Equivalents at End of Period	$871,568	$1,999,989
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$1,881,681	$1,727,053

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex has substantially relied on the Parent to date to conduct its operations.

On November 1, 2013, the Company effected a 1,000,000 for 1 stock split of the Company’s outstanding common stock. All common stock share data included in these financial statements give retroactive effect to the stock split.

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers (each, together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and its focus is on three core areas:

•                  evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands, or brand income;

•                  acquiring minority interests in such brand income (which we refer to as acquired brand income or “ABI”); and

•                  assisting the acquired brands in increasing their value via technology and through leveraging Fantex’s marketing, advertising and strategic partnering expertise for endorsement and post career opportunities.

The Company currently relies on the Parent for management and operational capabilities while it continues to scale its operations. The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s income and cash flows are sufficient to finance operations.

The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent, which is not anticipated to occur until the Company begins to generate income from multiple contracts with the Contract Parties (“brand contracts”).

All expenses except for the management fee incurred for the three and six months ending June 30, 2013 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties—The Company is an early stage start-up and as such has yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•                  The Company has incurred significant losses since its inception and anticipates that it will continue to incur losses in the future.

•                  The Company has a very limited operating history, which may make it difficult for investors to evaluate the success of its business to date and to assess its future viability.

•                  The Company will need to obtain additional funding to acquire additional brands and the Company may also need additional funding to continue operations.

•                  The Company’s principal source of cash flow for the foreseeable future will be derived from brand contracts, and with respect to its brand contracts:

•                  the Company has very limited experience managing brand contracts and very limited historical performance data about its brand contracts;

•                  the Company does not have any rights to require the Contract Party to take any actions to attract or maintain or otherwise generate brand income;

•                  brand income may decrease due to factors outside the control of the Contract Party, such as an injury, illness, medical condition or death of the Contract Party, or due to other factors such as public scandal or other reputational harm to the Contract Party;

•                  the valuation of our brand contracts and expected ABI requires the Company to make material assumptions that may ultimately prove to be incorrect;

•                  changes in government policy, legislation or regulatory interpretations could cause our business operations or offerings of tracking stocks to become subject to additional regulatory or legal requirements (including insurance and other regulations) that may adversely affect our business operations and ability to offer additional tracking stocks; and

•                  the leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict the Company’s ability or make it more costly for u the Company to enter into future brand contracts.

•                  The alternative trading system operated by Fantex Brokerage Services, LLC (“FBS”), an affiliate of the Company, is the exclusive platform to own or trade tracking stocks that the Company issues, and the Company is subject to a number of risks related to the operation of this trading platform by FBS.

•                  The Company is dependent on the continued ability of the Parent to support operations until such time as the Company is capable of supporting its own operations.

                Recent Accounting Pronouncement— In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements but do not anticipate it to have a material effect on the Company’s financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation— The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, the unaudited financial statements reflect all adjustments necessary for a fair presentation of Fantex’s condensed financial statements.

The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, management will evaluate these estimates, including those related to fair values of brand contracts income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

Cash and Cash Equivalents—Cash and cash equivalents include cash on hand, cash held in banks and highly liquid investments with maturities at purchase of three months or less.

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

Fair Value Option—The brand contracts represent a right to receive certain cash flows from the Contract Parties, and therefore, the brand contracts meet the definition of a financial asset. As financial assets, the brand contracts are precluded from being accounted for as intangible assets. The Company has elected to adopt the fair value option to account for the brand contracts at fair value, with changes recognized in income from brand contracts in the Statement of Operations as a separate line item. The Company believes that measurement of the brand contracts at fair value provides the most meaningful information to users of the financial statements, because the value of the brand contracts may increase or decrease over time based on future events. The Company believes that recognizing the change in fair value through net income or loss provides a better indicator of the performance of the brand contracts for a given year, enhances transparency, and is more in line with how the Company manages the risks of the brand contracts.

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

Level 3—Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. The types of assets generally included in this category are brand contracts.

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

Depending on the relative liquidity in the markets for certain assets, the Company may classify assets as Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. The valuation models used for the assets and liabilities that are valued using Level 3 inputs are described below.

Investment in Brand Contract, at Fair Value:  Brand contracts, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a discounted cash flow approach, in which various internal and external factors are considered. Factors include key financial inputs and recent transactions for comparable brands. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. Some of these assumptions include, risk free cost of capital, length of playing career, length of post-career, future rates of inflation in salaries and endorsement contracts, and amounts that can be potentially realized in the future, and unsigned playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions, for applicable investments.

Valuation Process—The valuation process for the Company’s Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis and is designed to subject the valuation of Level 3 investments, including brand contracts, to an appropriate level of consistency, oversight and review. The Company’s internal valuation professionals are responsible for estimating fair value based on various factors including:

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

The Company considers all of these factors to estimate brand income for use in discounted cash flow models. These estimates include amounts based on existing contracts as well as estimates of amounts to be received for future contracts. With respect to existing contracts, the Company considers that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract and a fair value the Company applies discount rates to the estimates of earnings.

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

The Company’s internal valuation professionals document their considerations of this data that is then reviewed by management, including the Chief Executive Officer and Chief Financial Officer. The approved valuation is used to negotiate the purchase price of the brand contract. The same valuation process is followed on no less than a quarterly basis to determine fair value of contracts entered into by the Company.

If the estimates of brand income are too high and/or the discount rates used in the calculation too low then the valuation of a brand contract may be too high.

Income/(Loss) per share—The Company computes net income/(loss) per share of Platform Common and Fantex Series Vernon Davis Convertible Tracking Stock using the two-class method in the financial statements. Basic income / (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options or unvested restricted common shares.

Income From Brand Contract—Income is recognized based on the change in fair value of the brand contract from period to period and receipts of payments or other consideration from the brand contracts. Other consideration received by the Contract Party under included contracts may include stock, automobiles, or other nonmonetary consideration. In the event nonmonetary consideration is received by the Contract Party, the Company recognizes income from brand contracts equal to its proportionate share of the estimated fair value of such consideration in either cash or such other consideration based on the contractual arrangement. Amounts due to the Company under a brand contract are either remitted directly from the source of such income or through payment by the Contract Party. Brand contracts stipulate that income once earned by the Company is not subject to recapture by the Contract Party. All amounts received by the Company from the Contract Party are allocated between the contract as reduction in carrying value and income (loss) from brand contracts.

Cash received under brand contracts are either recognized as a reduction in carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts are recognized as a reduction in carrying value or income (loss) from brand contracts depends on the timing of such cash receipt.

Additionally, the timing of changes in the estimates of future cash flows impacts whether cash receipts are recognized as a reduction in carrying value or as income (loss) from brand contracts. If for example the Company increases its estimate of future cash flows and such increased cash flows are not received until a future period, such increase is recognized as income (loss) from brand contracts and the majority of such future cash flow are recognized as a reduction in carrying value. If on the other hand the Company’s expected cash flows increase and was not foreseen and therefore not expected until the period in which the cash is actually received the entire cash amount are recognized as income (loss) from brand contracts.

Expected cash flows are based on the included contracts the Contract Party has in place and the expectations of future contracts. As it becomes more likely that the Contract Party will collect contracted amounts the expected discount rate will decrease. A decrease in the discount rate will result in the receipt of cash primarily being allocated to reduction in carrying value. The discount rates are determined at the purchase date and are revised each period based on the performance of the brand and the likelihood of collection of future contracted amounts.

Income (loss) from brand contracts is based on an estimate of expected cash flows and the associated expected discount rate. Changes in fair value resulting from changes in the expected performance of the brand or market factors are included in income (loss) from brand contracts in the statement of operations.

3. TRACKING STOCKS

To date, we have entered into four brand contracts, created a tracking unit related to each of these brand contracts, which we refer to generally as “tracking stock brands,” and created a tracking stock related to such tracking stock brands, with each of:

Contract Party	Effective Date of Brand Contract	Tracking Unit Related to the Brand Contract	Tracking Stock Related to the Tracking Stock Brand
EJ Manuel*	February 14, 2014	EJ Manuel Brand	Fantex Series EJ Manuel
Mohamed Sanu	May 14, 2014	Mohamed Sanu Brand	Fantex Series Mohamed Sanu
Vernon Davis*	October 30, 2013	Vernon Davis Brand	Fantex Series Vernon Davis
Arian Foster	February 28, 2013	Arian Foster Brand	Fantex Series Arian Foster

* The initial public offerings for Fantex Series Vernon Davis and Fantex Series EJ Manuel were completed on April 28, 2014 and July 21, 2014, respectively.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group”, and in the Company’s circumstance, the economic performance of the related brand contract, rather than the economic performance of the company as a whole. While the tracking stocks have separate collections of assets and liabilities attributed to them, no brand contract is a separate legal entity and therefore cannot own assets, issue securities or enter into legally binding agreements.

Holders of tracking stocks have no direct claim to the attributed net assets of the tracking stock and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of Fantex, with a single board of directors and subject to all of the risks and liabilities of the parent corporation.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Fantex’s tracking stocks.

4. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s income and cash flows are sufficient to finance operations. The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to Parent, which is not anticipated to occur until the Company begins to generate significant income and cash flows from multiple brand contracts.

For the three and six months ended June 30, 2014 the Company incurred $20,344 in management fees payable to Parent pursuant to the management agreement. The management fee is payable to the Parent at June 30, 2014. The management fee is included in the total expenses of $0.9 and $2.0 million for the three and six months ended June 30, 2014 respectively and represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except our management fee expense incurred for the three and six months ended June 30, 2014) were paid by the Parent and allocated to Fantex based on time spent by employees of the Parent on activities of Fantex, the number of full-time equivalent employees performing Fantex activities and direct expenses incurred by the Parent for the operations of Fantex. The expense allocations have been determined on a basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the total operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended June 30, 2013 and 2014, the Parent incurred and allocated to the Company $813,249 and $906,118 of expenses directly related to the operations of Fantex.  During the six months ended June 30, 2013 and 2014, the Parent incurred and allocated to the Company $1,796,348 and $1,881,681 of expenses directly related to the operations of Fantex. The Company converted to capital all of the expenses that were incurred by the Parent and allocated to the Company for the three and six months ended June 30, 2013 and 2014.

In late 2013 the five independent directors of the Company were granted an aggregate of 100,000 non-qualified options in the Fantex Holdings, Inc. 2012 Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of Parent’s common stock at the date of grant and have a 10 year contractual term. The stock options vest ratably over a 4 year period. The fair market value of stock options is estimated using the Black Scholes Merton valuation model and the Company used the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the daily closing price of the public common stock of companies believed comparable to Parent; the expected term of options granted is based on the simplified method of using the mid-point between the vesting term and the original contractual term and/or average time outstanding method; the risk-free interest rate is based on the U.S Treasury daily yield curve on the date of grant; and the expected dividend yield is based on the current dividend trend. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company was allocated from the Parent $6,027 and $12,606 of stock compensation expense for the three and six months ended June 30, 2014 respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02 years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black Scholes valuation model was calculated to be $0.967 per share. As of June 30, 2014 there are 76,386 shares remaining to be expensed over the remaining three-year vesting period.

On April 28, 2014, the Company completed the initial public offering of 421,100 shares of Fantex Series Vernon Davis Convertible Tracking Stock, par value $0.0001 per share (“Fantex Series Vernon Davis”), raising gross proceeds of $4,211,450 (the “Fantex Vernon Davis Offering”). The Parent purchased 102,454 shares of Fantex Series Vernon Davis in the Fantex Vernon Davis Offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $1,024,540.

The Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC, purchased the shares of Fantex Series Vernon Davis from the Company pursuant to an underwriting agreement at an aggregate discount of $210,550 to the initial offering price of such shares to the public.

5. INVESTMENT IN BRAND CONTRACT, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. The valuation model is based on a discounted cash flow approach, in which various internal and external factors are considered. Factors include key financial inputs and recent transactions for comparable brands. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. Some of these assumptions include risk free cost of capital, length of playing career, length of post-career, future rates of inflation in salaries and endorsement contracts, amounts that can be potentially realized in the future, and unsigned playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

The Company generally considers three categories of potential brand income:

•                  Category A—Potential brand income related to the portions of existing contracts that have a higher degree of certainty of payment, such as brand income that is very near-term or that is guaranteed under existing included contracts.

•                  Category B—Potential brand income related to the portions of existing contracts that have a lesser degree of certainty of payment, such as brand income that is payable pursuant to existing included contracts but that depends on longer-term continued satisfactory performance of the Contract Party.

•                  Category C—Potential brand income related to anticipated future contracts, such as future endorsements, playing contracts and/or additional brand income generated from coaching, broadcasting or the like.

As of June 30, 2014 the Company only had one brand contract, with the Brand Agreement between the Company and Vernon Davis and his affiliate, The Duke Marketing LLC (together, “Vernon Davis”), dated October 30, 2013 (the “Vernon Davis Brand Contract”), which is generating income. The following describes the valuation methodology and significant unobservable inputs used for this brand contract that is categorized within Level 3 of the fair value hierarchy at June 30, 2014.

Discount Rates

In determining the fair value of the Vernon Davis Brand Contract as of June 30, 2014, the Company used discount rates ranging from 10.0% to 15.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine the expected career length for Vernon Davis as of June 30, 2014 the Company’s valuation professionals used a proprietary econometric model. Using statistical analysis the Company’s valuation professionals determined a number of factors that were the most statistically relevant to a deviation from the average career length of a tight end in the National Football League (the “NFL”). Applying the proprietary econometric model for tight end career length and inputting the values applicable for Vernon Davis for these factors, the Company estimated that Vernon Davis’s career length would be approximately 14 years.

Player Contract Values

In estimating the value of the future player contracts for Contract Parties, the Company reviews the contracts for players in the professional sport, retired or active, who are of similar caliber to the applicable Contract Party and have entered into contracts in a similar era, and who are or were at similar ages and stages in their career at which the applicable Contract Party is expected to enter into additional player contracts. The values of such contracts are adjusted for inflation to better predict the contract values of any future player contracts.

Vernon Davis is currently starting his ninth season in the NFL and has a current NFL player contract that expires following his tenth season in the NFL. In determining that Vernon Davis would play out his existing NFL player contract and enter into at least one additional multi-year NFL player contract, the Company assumed he would have a career length of 14 years.

In determining that Vernon Davis’s future NFL player contract would be worth at least $33 million, the Company reviewed contracts entered into by tight ends within ten years of when Vernon Davis is expected to enter into his next NFL player contract and who we believed were comparable both in terms of caliber, age and stage of their career.

Fair Value Measurement

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Company’s significant accounting policies in Note 1.

Level 3 assets

Vernon Davis Brand Contract fair value as of June 30, 2014: $3,768,312.

Below presents additional data about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract that the Company within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the 3 months ended June 30, 2014 were as follows:

Asset	Beginning Balance 4/1/2014	Purchases	Payments on Brand Contract	Realized Gain	Unrealized Gains	Ending Balance 6/30/2014
Vernon Davis Brand Contract	$—	4,000,000	406,869	5,488	169,693	3,768,312

On May 2, 2014, the Company paid $4,000,000 (less $200,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Vernon Davis Brand Contract.  From May 2, 2014 through June 30, 2014, Vernon Davis paid to the Company $406,868 due under the terms of the Vernon Davis Brand Contract for the period October 31, 2013 through June 30, 2014.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contract with Vernon Davis are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects on changes in these inputs on the fair value of the brand contact, the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contract fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	10.0% - 15.0%	12.4%
Career Length	Increase	Career Length	Decrease	1 – 17 years	5.5 years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$32.6 million - $34.1 million	$33.3 million

6. INCOME TAXES

For the six months ended June 30, 2013 and 2014, no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	December 31, 2013	June 30, 2014
Deferred tax assets:
Net operating loss carry-forward	$1,737,000	$2,516,000
Valuation allowance	$(1,737,000)	$(2,516,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $1,737,000 and $2,516,000 on the deferred tax asset as of December 31, 2013 and June 30, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of June 30, 2014 we have federal and state income tax net operating loss carryforwards of $2,052,000 and $503,000 which will expire at various dates from 2032 through 2034. Such net operating loss carryforwards expire as follows:

2032	$460,000
2033	$1,267,000
2034	$828,000
$2,555,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of June 30, 2013 or 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At June 30, 2013 and 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

7. STOCKHOLDERS’ EQUITY

The Parent received 100,000,000 shares of Fantex’s platform common stock in exchange for services provided for the benefit of Fantex of $10,000.

On April 28, 2014, the Company completed the initial public offering of 421,100 shares of Fantex Series Vernon Davis, raising gross proceeds of $4,211,450.

On May 27, 2014, the Board of Directors of the Company declared a cash dividend of $0.70 per share of Fantex Series Vernon Davis. The dividend is payable to holders of Fantex Series Vernon Davis at the close of business on August 15, 2014 and is expected to be paid on August 18, 2014.

8. COMMITMENTS AND CONTINGENCIES

On February 28, 2013 Fantex entered into a brand contract (the “Arian Foster Brand Contract”) with Arian Foster, a professional football player in the NFL and The Ugly Duck, LLC, a professional services company affiliated with Arian Foster (together, “Arian Foster”). The Arian Foster Brand Contract entitles Fantex to 20% of the income that Arian Foster receives from and after February 28, 2013 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Arian Foster’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Arian Foster Brand Contract, Fantex agreed to pay Arian Foster a one-time cash amount of $10.0 million (less $0.5 million to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Arian Foster under the Arian Foster Brand Contract once this payment is made, if at all, other than certain obligations to indemnify Arian Foster. According to the terms of the Arian Foster Brand Contract, Arian Foster is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by Arian Foster. Amounts received by Arian Foster subsequent to the signing of the Arian Foster Brand Contract will be subject to payment to the Company if and when the upfront payment is made.

On February 14, 2014 Fantex entered into a brand contract (the “EJ Manuel Brand Contract”) with Erik “EJ” Manuel, Jr., a professional football player in the NFL and Kire Enterprises, LLC, a professional services company affiliated with Erik “EJ” Manuel, Jr. (Kire Enterprises, LLC together with Erik “EJ” Manuel, Jr., “EJ Manuel”). The EJ Manuel Brand Contract entitles Fantex to 10% of the income that EJ Manuel receives from and after February 14, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of EJ Manuel’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the EJ Manuel Brand Contract, Fantex agreed to pay EJ Manuel a one-time cash amount of approximately $5.0 million (less $0.25 million to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to EJ Manuel under the EJ Manuel Brand Contract once this payment is made, other than certain obligations to indemnify EJ Manuel. According to the terms of the EJ Manuel Brand Contract, EJ Manuel is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by EJ Manuel. Amounts received by EJ Manuel subsequent to the signing of the EJ Manuel Brand Contract will be subject to payment to the Company once the upfront payment is made.

On May 14, 2014, Fantex, entered into a brand contract (the “Mohamed Sanu Brand Contract”) with Mohamed Sanu, a professional football player in the NFL. The Mohamed Sanu Brand Contract entitles Fantex to 10% of the income that Mohamed Sanu receives from and after May 14, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Mohamed Sanu’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Mohamed Sanu Brand Contract, Fantex agreed to pay Mohamed Sanu a one-time cash amount of $1.56 million (less $78,000 to be held in escrow until six consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment is made, other than certain obligations to indemnify Mohamed Sanu. According to the terms of the Mohamed Sanu Brand Contract, Mohamed Sanu is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently obligated payment due to Fantex by Mohamed Sanu. Amounts received by Mohamed Sanu subsequent to the signing of the Mohamed Sanu Brand Contract will be subject to payment to the Company once the upfront payment is made.

9. SUBSEQUENT EVENTS

On July 21, 2014, Fantex completed the initial public offering of 523,700 shares of its Fantex Series EJ Manuel Convertible Tracking Stock, par value $0.0001 per share (the “Fantex Series EJ Manuel”), raising gross proceeds of approximately $5.24 million (the “Fantex EJ Manuel Offering”). The Parent purchased 250,000 shares of Fantex Series EJ Manuel in the Fantex EJ Manuel Offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.5 million. In addition, certain directors of the Parent purchased an aggregate of 27,934 shares Fantex Series EJ Manuel in the Fantex EJ Manuel Offering at $10 per share for an aggregate purchase price of $279,340.

On July 25, 2014, as consideration for future ABI under the EJ Manuel Brand Contract, Fantex paid Erik “EJ” Manuel, Jr. approximately $5.0 million (less $0.25 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) less ABI due to us under the EJ Manuel Brand Contract for the period between February 14, 2014 and July 25, 2014.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series Arian Foster Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Arian Foster”), are investing in Fantex and not in the Brand Contract or Arian Foster. However, Fantex Series Arian Foster is intended to track and reflect the separate economic performance of the assets to be attributed to the Arian Foster brand. Only Fantex will have rights under the Brand Contract and recourse against Arian Foster.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—	$618	$606
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	69
Contractual NFL player performance incentives receipts	—	—	—	94
Total receipts from NFL player contract	—	—	618	769
Receipts from other included contracts	129	83	172	411
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$129	$83	$790	$1,180

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements —The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through August 14, 2014.

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

The Statements of Cash Receipts from Included Contracts includes cash receipts related to the signing bonus of the Contract Party with the Houston Texans prior to the signing of the Brand Contract but not the payment made subsequent to the signing. The payment of the signing bonus was included in the currently existing contract between the Contract Party and the Houston Texans (the “Texans Contract”), and not part of a previously expired contract. The Texans Contract provided for the signing bonus in four separate payments. The final payment of $6.25 million, made subsequent to the signing of the Brand Contract, was specifically excluded from the Brand Contract. Therefore, as the Texans Contract was not expired and the only amount pertaining to the Texans Contract that was specifically excluded was the final payment of the signing bonus, the final payment of the signing bonus has been excluded from the Statement of Cash Receipts from Included Contracts. Future contracts with teams in the NFL that include signing bonuses will be subject to the Brand Contract.

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

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts —These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts —These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts —These receipts are recorded based on the cash received for participation in post season games and awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts — These receipts are recorded based on the cash received from the roster bonus included in the Contract Party’s NFL contract and the player performance bonus under Article 28 of the Collective Bargaining Agreement (“CBA”). The roster bonus is $31,250 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $500,000 in any season during the NFL contract period. The player performance bonus is calculated annually and varies each year based on a comparison of playing time to salary.

Receipts from other included contracts —These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts —included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on February 28, 2013 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after June 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on August 14, 2014. Fantex is not aware of any events that have occurred subsequent to June 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	86	156
Contractual NFL player performance incentives receipts	—	200	—	226
Total receipts from NFL player contract	—	200	86	382
Receipts from other included contracts	25	150	121	214
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$25	$350	$207	$596

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements —The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through August 14, 2014.

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

The Brand Contract became effective on the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of a tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis brand on April 28, 2014.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to Fantex. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts —These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts —These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts —These receipts are recorded based on the cash received for participation in post season games and awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts —These receipts are recorded based on the cash received from various incentives included in the Contract Party’s NFL contract and the player performance bonus under Article 28 of the CBA. The roster bonus is $25,000 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $400,000 in any season during the NFL contract period. The off-season workout bonus is $200,000 paid in a lump sum amount if Mr. Davis participates in at least 90% of the club’s off season conditioning program sessions. Mr. Davis did not participate in the club’s off season conditioning program session and thus was not paid this bonus in 2014. The player performance bonus is calculated annually and varies each year based on a comparison of playing time to salary.

Receipts from other included contracts —These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts —Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on October 30, 2013 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after June 30, 2014 until August 14, 2014 and other than the event described above. Fantex is not aware of any events that have occurred subsequent to June 30, 2014 that would require adjustments to or disclosures in the Statement of Cash Receipts from Included Contracts.

ITEM 1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series EJ Manuel are investing in Fantex and not in the Brand Contract or Erik “EJ” Manuel, Jr. However, Fantex Series EJ Manuel is intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel brand. Only Fantex will have rights under the Brand Contract and recourse against Erik “EJ” Manuel, Jr.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$3,750	$—	$3,750
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	—
Contractual NFL player performance incentives receipts	—	—	—	—
Total receipts from NFL player contract	—	3,750	—	3,750
Receipts from other included contracts	8	215	206	215
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$8	$3,965	$206	$3,965

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014  (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements —The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through August 14, 2014.

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

The Brand Contract became effective on the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of a tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Erik “EJ” Manuel, Jr. brand on July 21, 2014.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash, or other considerations no amounts are due to Fantex. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts —These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts —These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Receipts from other included contracts —These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Contractual NFL post regular season receipts — These receipts are recorded based on the cash received for participation in post season games and the awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts — These receipts are recorded based on the cash received from EJ Manuel’s NFL contract and the player performance bonus under Article 28 of the CBA. The player performance bonus is calculated annually and varies every year based on a comparison of playing time to salary.

Included Contracts —Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on February 14, 2014 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

On July 25, 2014, as consideration for future ABI under the EJ Manuel Brand Contract, Fantex paid Erik “EJ” Manuel, Jr. approximately $5.0 million (less $0.25 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) less ABI due to us under the EJ Manuel Brand Contract for the period between February 14, 2014 and July 25, 2014. Fantex is not aware of any events other than the above that have occurred subsequent to June 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series Mohamed Sanu Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Mohamed Sanu”) are investing in Fantex and not in the Brand Contract or Mohamed Sanu. However, Fantex Series Mohamed Sanu is intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand. Only Fantex will have rights under the Brand Contract and recourse against Mohamed Sanu.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual National Football League (NFL) player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	141
Contractual NFL player performance incentive payments	—	—	—	55
Contractual NFL post regular season receipts	—	—	23	20
Total receipts from NFL player contract	—	—	23	216
Receipts from other included contracts	—	12	7	45
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$—	$12	$30	$261

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements —The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended June 30, 2014 and 2013. Management has evaluated subsequent events for potential recognition or disclosure in the accompanying unaudited Statements of Cash Receipts from Included Contracts through August 14, 2014.

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

The Statement of Cash Receipts form Included Contracts includes cash receipts related to the performance bonus of the Contract Party prior to the signing of the Brand Contract. A payment of approximately $55,000 was made in 2013 for performance during the 2012 season as defined under Article 28 of the Collective Bargaining agreement between the NFL and the NFL Players’ Association. In 2014, a similar payment of approximately $159,000 for 2013 performance was deferred until 2016 and not reflected in the Statement of Cash Receipts from Included Contracts. The agreement with Fantex specifically excluded the 2013 performance bonus payment from ABI when ultimately collected in 2016. Any future performance bonuses will be subject to the brand contract.

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

Note 2. Summary of Significant Accounting Policies

Contractual National Football League (NFL) player receipts —These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts —These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts —These receipts are recorded based on the cash received for participation in post season games and awards (i.e. Pro Bowl).

Contractual NFL player performance incentives receipts — These receipts are recorded based on the cash received from Mohamed Sanu’s NFL contract and the player performance bonus under Article 28 of the CBA. The player performance bonus is calculated annually and varies every year based on a comparison of playing time to salary.

Receipts from other included contracts —These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts —Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on May 14, 2014 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after June 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on August 14, 2014. Fantex is not aware of any events that have occurred subsequent to June 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our final prospectus dated July 18, 2014 and filed with the Securities Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 18, 2014. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed below.

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

•                  acquiring minority interests in such brand income; and

•                  assisting our acquired brands in increasing their value via technology and through leveraging our marketing, advertising and strategic partnering expertise for endorsement and post career opportunities.

We were incorporated on September 14, 2012 in Delaware as a wholly-owned subsidiary of Fantex Holdings, our parent. Fantex Holdings was incorporated in Delaware on April 9, 2012 and is headquartered in San Francisco, California. We are currently an early stage start up and have to date relied on our parent to conduct our operations through its employees. To date, our operations have consisted of evaluating, targeting and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria. To date, we have entered into brand contracts with each of the following parties:

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

We operate under a management agreement with our parent, who has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if our parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our parent to conduct our operations in accordance with the management agreement.

Tracking Stock Initial Public Offerings Completed During the Quarter Ended June 30, 2014

We have raised funds through initial public offerings for two of our four brand contracts. On April 28, 2014 the Company raised $4.2 million in an initial public offering of 421,100 shares of Fantex Series Vernon Davis at $10.00 per share. On May 2, 2014, the Company paid Vernon Davis $4.0 million (less $0.2 million to be held in escrow until six months of consecutive payments due under the Vernon Davis Brand Contract have been timely delivered to us). On May 5, 2014, Vernon Davis paid the Company approximately $0.4 million as brand income from and after October 30, 2014 and prior to the date of payment under his brand contract with the Company. On July 21, 2014 the Company raised approximately $5.24 million in an initial public offering of 523,700 shares of Fantex Series EJ Manuel at $10.00 per share. On July 25, 2014, the Company paid EJ Manuel approximately $5.0 million (less $0.25 million to be held in escrow until six months of consecutive payments due under the EJ Manuel Brand Contract have been timely delivered to us.

Brand Agreements Signed During the Quarter Ended June 30, 2014

On May 14, 2014 we entered into a brand contract with Mohamed Sanu, a professional football player in the NFL. The Mohamed Sanu Brand Contract entitles Fantex to 10% of the income that Mohamed Sanu receives from and after May 14, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Mohamed Sanu’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Mohamed Sanu Brand Contract, we agreed to pay Mohamed Sanu. a one-time cash amount of $1.56 million (less $78,000 to be held in escrow until six months of consecutive payments under the Mohamed Sanu Brand Contract have been timely paid to us) contingent upon our ability to obtain financing. We will have no further financial obligations to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment is made, other than certain obligations to indemnify Mohamed Sanu.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of August 14, 2014 we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, who we refer to as Contract Parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

Results of Operations

Three and six months ended June 30, 2013 and 2014.

We have little operational history and just began to generate income in the current quarter ended June 30, 2014. Our income was generated from our brand contract with Vernon Davis and is determined primarily through the change in fair market value of the contract subsequent to its purchase on May 2, 2014 for $4.0 million through June 30, 2014. The income from our brand contract with Vernon Davis was $175,181.

The operating expenses for the three and six months ended June 30, 2013 and 2014 reflect costs incurred to develop our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our parent, which has identified all activities and costs related to our operations. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our parent. All other costs were specifically identified and charged to us as determined appropriate by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

We currently have no employees, but are being supported by personnel employed by our parent. Personnel costs for the three and six months ended June 30, 2014 increased approximately $125,000 and $356,000 respectively over the same periods in 2013. Approximately $58,000 and $168,000 respectively of this increase was due to three employees of our parent company not drawing salaries until June 1, 2013. The remainder of the increase was due to the increase in the FTE employee activities related to brand contract acquisitions, valuations, marketing and brand building and becoming a public company. Additionally, the allocation of personnel costs were reduced by $20,343 in the three months ended June 30, 2014 to offset the management fee expense charged to us by our parent under the management agreement.

Our parent company allocated the cost of seven FTE employees to the Company in the three month period ended June 30, 2013 and eight FTE employees in the three month period ended June 30, 2014. The increase in allocated FTE employees was due to increases in the administrative areas for legal and accounting support in 2014 compared to 2013. We anticipate a small increase in FTE employee allocation as our operations continue to grow over the remainder of the year but the overall amount allocated will decrease from prior periods due to offsets from the management fee assessment from our parent under the management agreement.

Three stockholders of our parent serve as our officers, including as our chief executive officer and the chief financial officer. Although these individuals purchased founders stock in Fantex Holdings upon formation of our parent or received grants of options in our parent, prior to June 1, 2013 they had received no compensation for their services from either us or our parent. In the three and six months ended June 30, 2013 the allocation of expenses from our parent for personnel does not include imputed costs for these officers, but does include other costs incurred by our parent for those officers, such as travel, benefits and facilities expenses. Our parent began to pay cash compensation to our officers on June 1, 2013 and is reflected in the allocation of costs for the three months ended June 30, 2013 and 2014.

The most significant costs incurred by us or our parent to date were for professional services, including but not limited to legal, accounting and marketing services. Professional services cost, for the three and six months ended June 30, 2014 decreased approximately $92,000 and $151,000 or 17.0% and 11.7% respectively from the same period in 2013. A decrease in legal expenses of $185,000 in the three months ended June 30, 2014 over the same period in 2013 was offset by increases in audit, marketing and other professional services of $93,000. A decrease in legal, audit and consulting costs for six month periods in 2014 compared to 2013 of approximately $607,000 offset the increase in brand marketing expenses of approximately $436,000 and other professional services of $20,000.

Legal costs in the three and six months of 2013 included costs to establish the regulatory processes for the Company. Such costs were not experienced in 2014 resulting in the large decrease in the period over period amounts. Marketing expenses increased due to the promotional activities surrounding the company launch of our first athlete brand with Vernon Davis, in late January 2014 and the signing of a brand contract with Erik “EJ” Manuel, Jr. in late February, 2014. The Company also increased its marketing spend to build brand awareness of the company and the offerings of both Fantex Series Vernon Davis and Fantex Series EJ Manuel. We believe that our overall professional services related spending will continue to increase over time as we ramp our athlete brand pipeline over the coming quarters and continue to build our regulatory compliance, brand contract administration and accounting infrastructure.

In the three and six months ended June 30, 2014 our parent has incurred and allocated to us approximately $172,000 and $298,000 of general and administrative expenses respectively, an increase of approximately $62,000 and $98,000 from the three and six months ended June 30, 2013 respectively. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs.  The increases in both periods were split evenly between higher directors’ and officers’ insurance costs and increased travel activities due to the launch of our first and second athlete brands, and ongoing increases in our business development efforts. We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our parent. For the three and six months ended June 30, 2014, the Company incurred fees from our Parent of $20,343 representing 5% of the cash receipts from brand contracts. The future increases will be dependent upon the number and cash flows from the brand contracts that we own.

Liquidity and Capital Resources

To date, we have relied significantly on our parent for liquidity and capital resources. During the three months ended June 30, 2014, we completed our first initial public offering of Fantex Series Vernon Davis and began collecting funds from the Vernon Davis Brand Contract. We raised $4.0 million net of underwriting discounts and expenses, and substantially all of the  net proceeds (less $0.2 million to be held in escrow for 6 months) were paid to Vernon Davis to consummate the Vernon Davis Brand Contract. We collected approximately $0.4 million under the agreement which represented our 10% interest in brand income generated from October 30, 2014 through June 30, 2014. Our brand contract valuation had estimated receipts from the Vernon Davis Brand Contract of approximately $0.48 million through June 30, 2014. The shortfall of approximately $0.08 million was due to Vernon Davis not receiving a workout bonus and the timing of other endorsement cash.

Subsequent to June 30, 2014, on July 21, 2014 we completed our second initial public offering for Fantex Series EJ Manuel. We raised approximately $5.0 million net of underwriting discounts and expenses, and on July 25, 2014 substantially all of the net proceeds  (less $0.25 million to be held in escrow for 6 months) were paid to EJ Manuel to consummate the EJ Manuel Brand Contract.

Our Parent contributed capital in the amounts $0.9 million and $0.8 million in the three months ended June 30, 2014 and 2013 respectively, and $1.9 and $3.7 million for the six months ended June 30, 2014 and 2013 respectively.  The contributed capital includes expenses paid by our parent on our behalf and allocated to us as expenses, as well as an equity cash contribution of $2.0 million on April 3, 2013 to provide working capital to finance our operating expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

On May 27, 2014, our Board of Directors declared a cash dividend of $0.70 per share on the Fantex Series Vernon Davis. The dividend is payable to the holders of Fantex Series Vernon Davis as of the close of business on August 15, 2014, the dividend record date, and the dividend is expected to be paid to such stockholders on August 18, 2014. Based on our Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on our Company’s liquidity or capital resources.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we aggressively build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our parent, pursuant to which our parent has agreed to provide us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We incurred a $20,343 fee for the three and six months ended June 30, 2014 which represents a fee equal to 5% of the amount of gross cash received by us. The expense allocation from our Parent was reduced by the amount of the management fee for the three and six months ended June 30, 2014.

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

We believe the net proceeds from our offerings together with existing cash and cash equivalents and our parent’s capital contributions will be sufficient to fund our projected capital needs and operating expenses for the next 12 months. However, if our operating and other expenses are higher than we expect or our cash receipts from brand contracts are lower than we expect then we may also need to raise additional funds sooner.

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

In addition, cash received under our brand contracts will be subject to seasonal variation. For example, the salary under NFL contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year and therefore, we expect that there will be seasonal fluctuations in our attributed brand income receipts.

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

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis and is designed to subject the valuation of Level 3 investments, including our brand contracts, to an appropriate level of consistency, oversight and review.

Our internal valuation professionals, which include employees of both Fantex and our parent, Fantex Holdings, are responsible for estimating fair value based on various factors including:

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

The valuation professionals, which include employees of both Fantex and our parent, Fantex Holdings, will document their considerations of this data and it is then reviewed by a valuation committee consisting of management of our parent, Fantex Holdings, and our officers, including our chief executive officer and chief financial officer. We then utilize the approved valuation as a basis to negotiate the purchase price of a brand contract. We will follow the same process on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

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

Arian Foster Brand Contract

We must pay $10.0 million to Arian Foster upon the consummation of the offering of our Fantex Series Arian Foster. This brand agreement can be terminated for any reason by either party on or after July 15, 2014 unless we complete a successful offering or it is extended by both parties. We will have no further financial obligation to Arian Foster under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Vernon Davis Brand Contract

As discussed above and in the notes to the financial statements on May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million (less $0.2 million to be held in escrow until six months of consecutive payments due under the Vernon Davis Brand Contract have been timely delivered to us) as consideration for the ABI under our brand contract with him and received $0.4 million from Vernon Davis as ABI from October 30, 2013 (date of brand contract) through June 30, 2014. We will have no further financial obligation to Vernon Davis other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Erik “EJ” Manuel, Jr. Brand Contract

As discussed above and in the notes to the financial statements on July 25, 2014, we paid EJ Manuel a one-time cash amount of approximately $5.0 million (less $0.25 million to be held in escrow until six months of consecutive payments due under the EJ Manuel Brand Contract have been timely delivered to us) as consideration for the ABI under our brand contract with him on July 25, 2014. We will have no further financial obligation to EJ Manuel other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Mohamed Sanu Brand Contract

We must pay $1.56 million to Mohamed Sanu upon the consummation of the offering of our Fantex Series Mohamed Sanu. We will have no further financial obligation to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

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

ITEM 4: Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Fantex Inc.’s principal executive officer and principal financial officer have concluded that Fantex Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by Fantex, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, Fantex, Inc.’s principal executive officer and principal financial officer have concluded that there have been no changes in Fantex Inc.’s internal control over financial reporting that occurred during Fantex Inc.’s second fiscal quarter that have materially affected, or are reasonably likely to materially affect, Fantex Inc.’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report on  Form 10-Q and our other Securities Exchange Commission filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our final prospectus dated July 18, 2014 and filed with the Securities Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on July 18, 2014. There have been no material changes in our risk factors from those described in our prospectus filed pursuant to Rule 424(b) on July 18, 2014.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On April 22, 2014, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-192476), as amended, filed in connection with the offering of our Fantex Series Vernon Davis. Pursuant to the registration statement, we registered the offer and sale of 421,100 shares of our Fantex Series Vernon Davis with an aggregate offering price of $4.21 million. The offering was consummated on April 28, 2014. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $0.2 million, the net proceeds from the offering were $4.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

On May 2, 2014, as consideration for future ABI under the Vernon Davis Brand Contract, Fantex paid Vernon Davis the net proceeds of $4.0 million (less $0.2 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex). There has been no material change in the expected use of the net proceeds from our offering as described in our registration statement on Form S-1.

On July 15, 2014, the Securities and Exchange Commission declared effective our registration statement on Form S-1 (File No. 333-194256), as amended, filed in connection with the offering of our Fantex Series EJ Manuel. Pursuant to the registration statement, we registered the offer and sale of 523,700 shares of our Fantex Series EJ Manuel with an aggregate offering price of approximately $5.24 million. The offering was consummated on July 21, 2014. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $0.25 million, the net proceeds from the offering were $5.0 million. No offering expenses were paid or are payable, directly or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities or to any of our affiliates.

On July 25, 2014, as consideration for future ABI under the EJ Manuel Brand Contract, Fantex paid EJ Manuel the net proceeds of approximately $5.0 million (less $0.25 million to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex). There has been no material change in the expected use of the net proceeds from our offering as described in our registration statement on Form S-1.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Exhibit Description

3.1†	Amended and Restated Certificate of Incorporation of Fantex, Inc.

3.2**	Amended and Restated Bylaws of Fantex, Inc.

3.3††	Form of Certificate of Designation for Fantex Series Arian Foster.

3.4†††	Form of Certificate of Designation for Fantex Series Vernon Davis.

3.5††††	Certificate of Designations for Fantex Series EJ Manuel.

3.6†††	Form of Certificate of Designation for Fantex Series Mohamed Sanu.

10.1**	Management Agreement, dated July 10, 2013, by and between Fantex, Inc. and Fantex Holdings, Inc.

10.2†††	Brand Agreement effective as of May 14, 2014 by and between Mohamed Sanu and Fantex, Inc.

10.3††	Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC, Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association.

10.4+**	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees.

10.5+**	Fantex, Inc. 2013 Equity Incentive Award Plan.

10.6+**	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan.

10.7+**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.

31.1	Certification of Chief Executive Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.

**	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-191772), as filed with the Securities and Exchange Commission on October 17, 2013.

†	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-192476), as filed with the Securities and Exchange Commission on November 21, 2013.

††	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-194256), as filed with the Securities and Exchange Commission on March 3, 2014.

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

†††	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-196437), as filed with the Securities and Exchange Commission on June 2, 2014.

††††	Previously filed by Fantex, Inc. as an exhibit to its Current Report on Form 8-K (File No. 000-55204), as filed with the Securities and Exchange Commission on July 22, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fantex, Inc.

August 14, 2014	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)