Form 10-Q
period 2014-09-30
Fantex, Inc.
filed 2014-11-14
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 14, 2014
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

ITEM 1A.	Financial Statements
	Condensed Balance Sheets as of September 30, 2014 and December 31, 2013 (Unaudited)	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2014 and 2013 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity for the period from January 1, 2013 to September 30, 2014 (Unaudited)	5
	Condensed Statements of Cash Flows for the nine month ended September 30, 2014 and 2013 (Unaudited)	6
	Notes to condensed Financial Statements (Unaudited)	7
ITEM 1B.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013	21
	Notes to Statements of Cash Receipts from Included Contracts for Arian Foster (Unaudited)	22
ITEM 1C.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013	24
	Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	25
ITEM 1D.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014	27
	Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	28
ITEM 1E.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014	30
	Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	31
ITEM 1F	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014	33
	Notes to Statements of Cash Receipts from Included Contracts for Alshon Jeffery (Unaudited)	34
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	36
ITEM 4.	Controls and Procedures	45

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	46
ITEM 1A.	Risk Factors	46
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
ITEM 3.	Defaults Upon Senior Securities	46
ITEM 4.	Mine Safety Disclosure	46
ITEM 5.	Other Information	46
ITEM 6.	Exhibits	47

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2014	December 31, 2013
ASSETS
Cash and Cash Equivalents	$541,194	$466,833
Prepaid Assets	126,455	306,041
Investment in Brand Contracts, at Fair Value	8,902,342	—
Total Assets	$9,569,991	$772,874
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Parent	6,191	—
Total Liabilities	$6,191	$—
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	—
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	—
Additional Paid in Capital	17,107,604	5,388,192
Accumulated Deficit	(7,553,898)	(4,625,318)
Total stockholders' equity	9,563,800	772,874
Total liabilities and stockholders' equity	$9,569,991	$772,874

See notes to condensed financial statements

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from Brand Contracts	$287,930	$—	$463,110	$—
OPERATING EXPENSES:
Personnel	$301,817	$301,195	$916,245	$541,736
Professional Services	609,999	250,744	1,745,112	1,536,612
General and administrative, exclusive of personnel costs	137,293	76,574	435,563	277,229
Total Operating Expenses	1,049,109	628,513	3,096,920	2,355,577
Net Loss Before Income Taxes	(761,179)	(628,513)	(2,633,810)	(2,355,577)
Income Taxes	—	—	—	—
Net Loss	$(761,179)	$(628,513)	$(2,633,810)	$(2,355,577)
Net Income / (Loss) attributable to:
Platform Common stock	$(1,020,856)	$(628,513)	$(3,016,171)	$(2,355,577)
Fantex Series Vernon Davis Convertible Tracking Stock	78,925	—	201,609	—
Fantex Series EJ Manuel Convertible Tracking Stock	180,752	—	180,752	—
	$(761,179)	$(628,513)	$(2,633,810)	$(2,355,577)
Income / (Loss) Per Share attributable to:
Platform Common stock:
Basic (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic (weighted average shares — 421,100)	$0.19	$—	$0.48	$—
Diluted (weighted average shares — 421,100)	$0.19	$—	$0.48	$—
Fantex Series EJ Manuel Convertible Tracking Stock
Basic (weighted average shares — 523,700)	$0.35	$—	$0.35	$—
Diluted (weighted average shares — 523,700)	$0.35	$—	$0.35	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform		Fantex Series Vernon		Fantex Series EJ		Additional		Total
	Common Stock		Davis Tracking Stock		Manuel Tracking Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2013	100,000,000	$10,000	—	$—	—	$—	$1,053,023	$(1,063,023)	$—
Contributions from Parent	—	—	—	—	—	—	3,996,270	—	3,996,270
Net Loss	—	—	—	—	—	—	—	(2,355,577)	(2,355,577)
Balance at September 30, 2013	100,000,000	$10,000	—	$—	—	$—	$5,049,293	$(3,418,600)	$1,640,693

Balance at January 1, 2014	100,000,000	$10,000	—	$—	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	—	—	2,743,906	—	2,743,906
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock	—	—	421,100	42	—	—	4,000,408	—	4,000,450
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock	—	—	—	—	523,700	52	4,975,098	—	4,975,150
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	—	—	(294,770)	(294,770)
Net Loss	—	—	—	—	—	—	—	(2,633,810)	(2,633,810)
Balance at September 30, 2014	100,000,000	$10,000	421,100	$42	523,700	$52	$17,107,604	$(7,553,898)	$9,563,800

Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock		$0.70

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net Loss	$(2,633,810)	$(2,355,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Brand Contracts	(463,110)	—
Expenses Contributed From Parent	2,743,906	1,996,270
Changes in:
Prepaid Expenses	179,586	—
Due to Parent	6,191	91,534
Purchase of Brand Contract	(8,975,000)	—
Cash Receipts from Brand Contracts	535,768	—
Net cash used in operating activities	$(8,606,469)	$(267,773)
Financing Activities
Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering (net of $210,550 underwriting fees)	4,000,450	—
Proceeds from Fantex Series EJ Manuel Convertible Tracking Stock Offering (net of $261,850 underwriting fees)	4,975,150	—
Dividend Paid on Fantex Series Vernon Davis Convertible Tracking Stock	(294,770)	—
Contributed Capital	—	2,000,000
Net cash provided from financing activities	$8,680,830	$2,000,000
Net cash increase for period	74,361	1,732,227
Cash and Cash Equivalents at Beginning of Period	$466,833	$—
Cash and Cash Equivalents at End of Period	$541,194	$1,732,227
Cash Paid for Interest	$—	—
Cash Paid for Taxes	$—	—
Non-Cash Financing Activities:
Contributions from Parent	$2,743,906	$1,996,270

See notes to financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex has substantially relied on the Parent to date to conduct its operations.

On November 1, 2013, the Company effected a 1,000,000 to 1 stock split of the Company’s outstanding common stock. All common stock share data included in these financial statements give retroactive effect to the stock split.

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and focuses on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands (which we refer to as “brand income”);
•	acquiring minority interests in such brand income (which we refer to as “Acquired Brand Income” or “ABI”); and
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

The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent.

All expenses except for the management fee incurred for the three months and nine months ending September 30, 2014 and 2013 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties—The Company is an early stage start-up and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	The Company has incurred significant losses since its inception and anticipates that it will continue to incur losses in the foreseeable future.
•	The Company has a very limited operating history which may make it difficult for investors to evaluate the success of its business to date and to assess its future viability.

•	The Company will need to obtain additional funding to acquire additional brands and the Company may also need additional funding to continue operations.
•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:
o	the Company has very limited experience managing brand contracts and very limited historical performance data about its brand contracts;
o	the Company does not have any rights to require the Contract Party to take any actions to attract or maintain or otherwise generate brand income;
o

brand income may decrease due to factors outside the control of the Contract Party, such as a decline in relative performance, injury, illness, medical condition or death of the Contract Party, or due to other factors such as public scandal or other reputational harm to the Contract Party;

o	the valuation of our brand contracts and expected ABI requires the Company to make material assumptions that may ultimately prove to be incorrect;
o

changes in government policy, legislation or regulatory interpretations could cause our business operations or offerings of tracking stocks to become subject to additional regulatory or legal requirements (including insurance and other regulations) that may adversely affect our business operations and ability to offer additional tracking stocks; and

o

the leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict the Company’s ability or make it more costly for the Company to enter into future brand contracts.

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

Recent Accounting Pronouncement—  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our financial statements but do not anticipate it to have a material effect on the Company’s financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year.  In the opinion of management, all adjustments necessary for a fair presentation of Fantex’s condensed financial statements have been included and are of a normal recurring nature.

The condensed balance sheet at December 31, 2013 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, management will evaluate these estimates, including those related to accounts receivable, fair values of brand contracts, income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

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

Investment in Brand Contracts, at Fair Value— Brand contracts, at estimated fair value, are initially valued at transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a discounted cash flow approach, in which various internal and external factors are considered. Factors include key financial inputs and recent transactions for comparable brands. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. Some of these assumptions include the risk free cost of capital, length of playing career, length of post-career, future rates of inflation in salaries and endorsement contracts, and amounts that can be potentially realized in the future such as unsigned playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

•	current playing contract including: amounts, duration, incentive provisions, guaranteed portions, if any, termination and other important terms;
•	current endorsement contracts, if any, including: amounts, duration, and contract terms;
•	age and health (including injuries) of the individual associated with the brand, duration of career to date and prospects for additional future contracts, both playing and endorsement;
•	potential future playing and endorsement contracts, including duration and value;
•	position and data specific to that position focused on estimating longevity of career;
•

reported contract value increases or decreases for other comparable players (by position and status they hold among their peers (e.g., All Pro, Most Valuable Player, franchise player and the like)) in order to estimate future contract values;

•	professional sports league imposed salary caps if appropriate; and
•	risk free cost of capital.

In addition, a number of qualitative factors are considered to develop estimates used in the models including:

•	the stated aspirations and goals of the Contract Party;
•	certain intangibles of the Contract Party, including media relationships, communication ability, “likeability,” demand as a product endorser, personal drive and ambition;
•	social footprint (for example, number of Twitter followers);
•	the market in which the Contract Party performs and how that may impact the number and amount of endorsement opportunities;
•	the reach of the brand of the Contract Party;
•	value of TV contracts and the rate of growth in those contracts; and
•	attendance trends in the Contract Party’s primary field of performance.

The Company considers all of these factors to estimate brand revenue for use in discounted cash flow models. These estimates include amounts based on existing contracts as well as estimates of amounts to be received for future contracts. With respect to existing contracts, the Company considers that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract the Company applies discount rates to the estimates of earnings.

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

The Company’s internal valuation professionals document their considerations of this data that is then reviewed by management, including the Chief Executive Officer and Chief Financial Officer. The approved valuation is used to negotiate the purchase price of the brand contract. The same valuation process is followed on no less than a quarterly basis to determine fair value of contracts held by the Company.

If the estimates of brand income prove to be too high and/or the discount rates used in the calculation prove to be too low then the valuation of a brand contract may be too high. In such a case the adjustment of the estimates of brand income or the discount rate to the appropriate amount will result in the recording of a loss on the brand contract.

Income (Loss) per share—The Company computes net income/(loss) per share of its platform common stock and tracking stocks using the two-class method in the financial statements. Basic income / (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options or unvested restricted common shares.

As of September 30, 2014, the Company's capital structure consists of three series of common stocks: the platform common stock, the Fantex Series Vernon Davis Convertible Tracking Stock and the Fantex Series EJ Manuel Convertible Tracking Stock.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the Acquired Brand Income from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. For additional information about tracking stocks, see Note 3.

The following table shows the calculation of net income/(loss) for the platform common stock and the two tracking stocks:

	For the three months ended September 30, 2014
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Total
Attributed Income from Brand Contracts (1)	$14,396	$90,749	$182,785	$287,930
Attributed Expenses:
Direct Expenses	1,041,375	6,599	1,135	1,049,109
Management Fees (2) (Note 4)	(6,123)	5,225	898	—
Total Attributed Expenses	1,035,252	11,824	2,033	1,049,109
Attributed Net Income Before Taxes	(1,020,856)	78,925	180,752	(761,179)
Attributed Income Taxes	—	—	—	—
Attributed Net Income	$(1,020,856)	$78,925	$180,752	$(761,179)

	For the nine months ended September 30, 2014
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Total
Attributed Income from Brand Contracts (1)	$23,154	$257,171	$182,785	$463,110
Attributed Expenses:
Direct Expenses	3,064,774	31,011	1,135	3,096,920
Management Fees (2) (Note 4)	(25,449)	24,551	898	—
Total Attributed Expenses	3,039,325	55,562	2,033	3,096,920
Attributed Net Income Before Taxes	(3,016,171)	201,609	180,752	(2,633,810)
Attributed Income Taxes	—	—	—	—
Attributed Net Income	$(3,016,171)	$201,609	$180,752	$(2,633,810)

(1) In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the platform common stock with the remaining 95% attributed to the associated tracking stock.

(2) Pursuant to the management agreement with our Parent, the management fee is calculated as 5% of the cash receipts for the period from our brand contracts. During the three and nine months ended September 30, 2014, we collected cash receipts of $109,985 and $516,854, respectively, from the Vernon Davis Brand Contract (as defined below in Note 5). During the three and nine months ended September 30, 2014, we collected $18,914 from the EJ Manuel Brand Contract (as defined below in Note 5).  These collections resulted in a total management fee for the three and nine months ended September 30, 2014 of $6,445 and $26,788, respectively. Pursuant to our management and attribution policies, 95% of the management fee from the receipt of cash for the three and nine months ended September 30, 2014 was attributed to the Fantex Series Vernon Davis Convertible Tracking Stock, and the Fantex Series EJ Manuel Convertible Tracking Stock. The total management fee is incurred in the direct expenses of the platform common stock.

Income From Brand Contracts— Income is recognized based on the change in fair value of the brand contracts from period to period and receipts of payments or other consideration from the brand contracts. Other consideration received by the Contract Parties under included contracts may include stock, automobiles, or other nonmonetary consideration. In the event nonmonetary consideration is received by the Contract Parties, the Company recognizes income from brand contracts equal to its proportionate share of the estimated fair value of such consideration in either cash or such other consideration based on the contractual arrangement. Amounts due to the Company under brand contracts are either remitted directly from the source of such income or through payment by the Contract Parties. Brand contracts stipulate that once income is earned by the Company, it is not subject to recapture by the Contract Parties. All amounts received by the Company from the Contract Parties are allocated between the contracts as reduction in carrying value and income (loss) from brand contracts.

Cash received under the brand contracts will either be recognized as a reduction in carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction in carrying value or income (loss) from brand contracts will depend on the timing of such cash receipt.

Additionally, the timing of changes in the estimates of future cash flows will impact whether cash receipts are recognized as a reduction in carrying value or as income (loss) from brand contracts. If, for example, the Company increases the estimate of future cash flows and such increased cash flows are not received until a future period, such increase will be recognized as income from brand contracts and the majority of such future cash flow will be recognized as a reduction in carrying value. If on the other hand our expected cash flows increase and was not foreseen and therefore not expected until the period in which the cash is actually received the entire cash amount will be recognized as income from brand contracts.

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

Income (loss) from brand contracts is based on an estimate of expected cash flows and the associated expected discount rates. Changes in fair value resulting from changes in the expected performance of the brand or market factors are included in income (loss) from brand contracts in the statement of operations.

3. TRACKING STOCKS

To date, we have entered into five brand contracts, created a tracking unit related to each of these brand contracts, which we refer to generally as “tracking stock brands,” and created a tracking stock related to such tracking stock brands, with each of:

Contract Party	Effective Date of Brand Contract	Tracking Unit Related to the Brand Contract	Tracking Stock Related to the Tracking Stock Brand
Alshon Jeffery	September 18, 2014	Alshon Jeffery Brand	Fantex Series Alshon Jeffery
Mohamed Sanu*	May 14, 2014	Mohamed Sanu Brand	Fantex Series Mohamed Sanu
EJ Manuel*	February 14, 2014	EJ Manuel Brand	Fantex Series EJ Manuel
Vernon Davis*	October 30, 2013	Vernon Davis Brand	Fantex Series Vernon Davis
Arian Foster	February 28, 2013	Arian Foster Brand	Fantex Series Arian Foster

* The initial public offerings for Fantex Series Vernon Davis, Fantex Series EJ Manuel and Fantex Series Mohamed Sanu were completed on April 28, 2014, July 21, 2014 and November 3, 2014, respectively.

A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group”, and in the Company’s case, the economic performance of the related brand contract, rather than the economic performance of the company as a whole. While the tracking stocks have separate collections of assets and liabilities attributed to them, no brand contract is a separate legal entity and therefore no brand contract can own assets, issue securities or enter into legally binding agreements.

Holders of tracking stocks have no direct claim to the attributed net assets of the tracking stock and are not represented by separate boards of directors. Instead, holders of tracking stock are stockholders of Fantex, with a single board of directors and subject to all of the risks and liabilities of Fantex.

See Exhibit 99.1 to this Quarterly Report on Form 10-Q for unaudited attributed financial information for Fantex’s tracking stocks that were publicly traded during the reporting period.

4. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s cash flow are sufficient to finance operations. The Company operates under a management agreement with the Parent, pursuant to which Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent, which is not anticipated to occur until the Company begins to generate significant cash flows from multiple brand contracts.

 We have entered into a management agreement with the Parent pursuant to which the Parent has agreed to provide us with management and administrative services, including providing our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay the Parent 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on our financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services.

For the three and nine months ended September 30, 2014 the Company incurred $6,445 and $26,788, respectively, in management fees payable to the Parent pursuant to the management agreement. The management fee is payable to the Parent at September 30, 2014. The management fee is included in the total expenses of $1.0 million and $3.1 million for the three and nine months ended September 30, 2014, respectively and represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except our management fee expense incurred for the three and nine months ended September 30, 2014) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended September 30, 2014 and 2013, the Parent allocated to the Company $862,224 and $628,513, respectively, of expenses directly related to the operations of Fantex. During the nine months ended September 30, 2014 and 2013, the Parent allocated to the Company $2,743,906 and $2,355,577,  respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three and nine months ended September 30, 2014. The Company converted to capital $269,217 and $1,996,270 of expense directly related to the operations of Fantex for the three and nine months ended September 30, 2013, respectively.

In late 2013 the five independent directors of the Company were granted an aggregate of 100,000 non-qualified options in the Fantex Holdings, Inc. 2012 Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of the Parent’s common stock at the date of grant and have a 10 year contractual term. The stock options vest ratably over a four year period. The fair market value of stock options is estimated using the Black Scholes valuation model and the Company used the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the daily closing price of the public common stock of companies believed comparable to the Parent; the expected term of options granted is based on the simplified method of using the mid-point between the vesting term and the original contractual term and/or average time outstanding method; the risk-free interest rate is based on the U.S. Treasury daily yield curve on the date of grant; and the expected dividend yield is based on the current dividend trend. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company was allocated from the Parent $6,091 and $18,697 of stock compensation for the three and nine months ended September 30, 2014, respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02	years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of September 30, 2014 there are 70,089 (unaudited) shares and $ 67,776 (unaudited) of compensation expense, respectively, remaining to be expensed over the remaining 2.75-year vesting period.

On April 28, 2014, the Company completed the initial public offering of 421,100 shares of Fantex Series Vernon Davis Convertible Tracking Stock, par value $0.0001 per share (the “Fantex Series Vernon Davis”), raising gross proceeds of $4,211,000 (the “Fantex Vernon Davis Offering”). The Parent purchased 102,454 shares of Fantex Series Vernon Davis in the Fantex Vernon Davis Offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $1.02 million. The Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC, purchased the shares of Fantex Series Vernon Davis from the Company pursuant to an underwriting agreement at an aggregate discount of $210,550 to the initial offering price of such shares to the public.

On July 21, 2014, Fantex completed the initial public offering of 523,700 shares of its Fantex Series EJ Manuel Convertible Tracking Stock, par value $0.0001 per share (the “Fantex Series EJ Manuel”), raising gross proceeds of approximately $5.24 million (the “Fantex EJ Manuel Offering”). The Parent purchased 250,000 shares of Fantex Series EJ Manuel in the Fantex EJ Manuel Offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.5 million. In addition, certain directors of the Parent purchased an aggregate of 27,934 shares of Fantex Series EJ Manuel in the Fantex EJ Manuel Offering at $10 per share for an aggregate purchase price of $279,340. Fantex Brokerage Services, LLC purchased the shares of Fantex Series EJ Manuel from the Company pursuant to an underwriting agreement at an aggregate discount of $261,850 to the initial offering price of such shares to the public

5. INVESTMENT IN BRAND CONTRACT, AT FAIR VALUE

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

As of September 30, 2014 the Company had two brand contracts that are generating income and subject to fair value measurement: the Brand Agreement between the Company and Vernon Davis and his affiliate, The Duke Marketing LLC (together, “Vernon Davis”), dated October 30, 2013 (the “Vernon Davis Brand Contract”), and the Brand Agreement between the Company and EJ Manuel and his affiliate Kire Enterprises, LLC (together “EJ Manuel”) dated February 14, 2014 (the “EJ Manuel Brand Contract”).  The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at September 30, 2014.

Discount Rates

In determining the fair value of the Company’s brand contracts as of September 30, 2014, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts as of September 30, 2014 the Company’s valuation professionals used proprietary valuation models. Using statistical analysis the Company’s valuation professionals determined a number of factors that were the most statistically relevant to arrive at a deviation from the average career length versus an average player that plays the Contract Party’s position in the National Football League (the “NFL”).

Player Contract Values

In estimating the value of the future player contracts for Contract Parties, the Company reviewed the contracts for players in the professional sport, retired or active, who are of similar caliber to the applicable Contract Party, who have entered into contracts in a similar era, and who are or were at similar ages and stages in their careers at which the applicable Contract Party is expected to enter into additional player contracts. The values of such contracts are adjusted for inflation to better predict the contract values of any future player contracts.

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $8,902,342 as of September 30, 2014.

Below presents additional data about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the nine months ended September 30, 2014 were as follows:

Asset	Beginning Balance 1/1/2014	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gains	Ending Balance 9/30/2014
Vernon Davis Brand Contract	$—	4,000,000	(516,854)	(12,469)	283,176	$3,753,853
EJ Manuel Brand Contract	$—	4,975,000	(18,914)	(265,879)	458,282	$5,148,489
Total Brand Contracts	$—	8,975,000	(535,768)	(278,348)	741,458	$8,902,342

Shortfalls in cash flow that are a result of cash not being received represent a realized loss to the extent it is no longer expected to be received. The unrealized gain is primarily a result of the passage of time bringing future cash flows closer to the present, which increases the present value of those cash flows.

On May 2, 2014, the Company paid $4,000,000 (less $200,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Vernon Davis Brand Contract. From May 2, 2014 through September 30, 2014, Vernon Davis paid to the Company $516,854 due under the terms of the Vernon Davis Brand Contract for the period October 31, 2013 through September 30, 2014.

 On July 25, 2014, the Company paid $4,975,000 (less $248,750 held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the EJ Manuel Brand Contract. From July 25, 2014 through September 30, 2014, EJ Manuel paid to the Company $18,914 under the terms of the EJ Manuel Brand Contract for the period February 14, 2014 through

September 30, 2014.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contractual fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	13.6%
Career Length	Increase	Career Length	Decrease	1 - 17 years	8.2	years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.5 million - $120.6 million	$ 37.1	million

6. INCOME TAXES

For the nine months ended September 30, 2014 and 2013, no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	December 31, 2013	September 30, 2014
Deferred tax assets:
Net operating loss carry-forward	$1,737,000	$2,723,000
Valuation allowance	$(1,737,000)	$(2,723,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $1,737,000 and $2,723,000 against the deferred tax asset as of December 31, 2013 and September 30, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of September 30, 2014 we have federal and state income tax net operating loss carryforwards of $2,308,000 and $565,000, respectively, which will expire at various dates from 2032 through 2034. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	$1,267,000
2034	$1,146,000
Total	$2,873,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of September 30, 2014 or 2013. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At September 30, 2014 and 2013, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

7. STOCKHOLDERS’ EQUITY

On April 28, 2014, the Company completed the initial public offering of 421,100 shares of Fantex Series Vernon Davis, raising gross proceeds of $4,211,000.

On July 21, 2014, the Company completed the initial public offering of 523,700 shares of Fantex Series EJ Manuel, raising gross proceeds of $5,237,000.

On August 18, 2014, the Company paid a previously declared cash dividend of $0.70 per share to the holders of record of Fantex Series Vernon Davis as of the close of business on August 15, 2014.

The holders of the Company’s platform common stock and each series of the Company’s common stock are entitled to one vote per share. Each series of common stock (including the platform common stock, Fantex Series Vernon Davis and Fantex Series EJ Manuel) will vote together as a single class with all other series of common stock, unless otherwise required by law. Delaware law would require holders of a series of stock to vote separately as a single class if the Company were to seek to amend its certificate of incorporation so as to alter or change the powers, preferences or special rights of one or more series of a class of stock in a manner that adversely affects the holders of such series of stock, but does not so affect the entire class. In such a case, the holders of the affected series would be required to vote separately to approve the proposed amendment.

At any time following the two-year anniversary of the filing of a certificate of designations creating a new tracking stock (including Fantex Series Vernon Davis and Fantex Series EJ Manuel), the Company’s Board of Directors may resolve to convert such tracking stock into fully paid and non-assessable shares of the platform common stock at a conversion ratio to be determined by dividing the fair value of a share of such tracking stock by the fair value of a share of the Company’s platform common stock.

8. COMMITMENTS AND CONTINGENCIES

On February 28, 2013 Fantex entered into a brand contract with Arian Foster (the “Arian Foster Brand Contract”), a professional football player in the NFL, and The Ugly Duck, LLC, a professional services company affiliated with Arian Foster (together, “Arian Foster”). The brand contract entitles Fantex to 20% of the income that Arian Foster receives from and after February 28, 2013 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Arian Foster’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the brand contract, Fantex agreed to pay Arian Foster a one-time cash amount of $10.0 million (less $0.5 million to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Arian Foster under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Arian Foster. According to the terms of the Arian Foster Brand Contract, Arian Foster is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Arian Foster. Amounts received by Arian Foster subsequent to the signing of the Arian Foster Brand Contract will be subject to payment to the Company if and when the upfront payment is made.

On May 14, 2014 Fantex entered into a brand contract with Mohamed Sanu (the “Mohamed Sanu Brand Contract”), a professional football player in the NFL. The Mohamed Sanu Brand Contract entitles Fantex to 10% of the income that Mohamed Sanu receives from and after May 14, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Mohamed Sanu’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Mohamed Sanu Brand Contract, Fantex agreed to pay Mohamed Sanu a one-time cash amount of $1.56 million (less $78,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment is made, other than certain obligations to indemnify Mohamed Sanu. According to the terms of the Mohamed Sanu Brand Contract, Mohamed Sanu is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Mohamed Sanu. Amounts received by Mohamed Sanu subsequent to the signing of the Mohamed Sanu Brand Contract will be subject to payment to the Company once the upfront payment is made.

On September 18, 2014 Fantex entered into a brand contract with Alshon Jeffery (the “Alshon Jeffery Brand Contract”), a professional football player in the NFL, and Ben and Jeffery Inc., a company affiliated with Alshon Jeffery (together, “Alshon Jeffery”). The Alshon Jeffery Brand Contract entitles Fantex to 13% of the income that Alshon Jeffery receives from and after September 18, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Alshon Jeffery’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Alshon Jeffery Brand Contract, Fantex agreed to pay Alshon Jeffery a one-time cash amount of $7.94 million (less $397,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Alshon Jeffery under the Alshon Jeffery Brand Contract once this payment is made, other than certain obligations to indemnify Alshon Jeffery. According to the terms of the Alshon Jeffery Brand Contract, Alshon Jeffery is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Alshon Jeffery. Amounts received by Alshon Jeffery subsequent to the signing of the Alshon Jeffery Brand Contract will be subject to payment to the Company once the upfront payment is made.

9. SUBSEQUENT EVENTS

On October 21, 2014 our Board of Directors declared a cash dividend of $0.30 per share to be paid to the holders of record of Fantex Series Vernon Davis as of the close of business on November 25, 2014 for an aggregate payment of $126,330. The dividend is expected to be paid on November 26, 2014.

On November 3, 2014, Fantex completed the initial public offering of 164,300 shares of its Fantex Series Mohamed Sanu Convertible Tracking Stock, par value $0.0001 per share (the “Fantex Series Mohamed Sanu”), raising gross proceeds of approximately $1.64 million (the “Fantex Mohamed Sanu Offering”). The Parent purchased 78,000 shares of Fantex Series Mohamed Sanu in the Fantex Mohamed Sanu Offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $780,000. In addition, certain directors of the Parent purchased an aggregate of 10,365 shares of Fantex Series Mohamed Sanu in the Fantex Mohamed Sanu Offering at $10 per share for an aggregate purchase price of $103,650.

On November 3, 2014, as consideration for future ABI under the Mohamed Sanu Brand Contract, Fantex paid Mohamed Sanu approximately $1.56 million (less $78,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) less ABI due to us under the Mohamed Sanu Brand Contract for the period between May 14, 2014 and November 3, 2014.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$997	$936	$1,615	$1,542
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	69
Contractual NFL player performance incentives receipts	63	63	63	156
Total receipts from NFL player contract	1,060	999	1,678	1,767
Receipts from other included contracts	78	422	250	832
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,138	$1,421	$1,928	$2,599

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2014 and 2013.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex. No other consideration was received under the included contracts for the three and nine months ended September 30, 2014 and 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual NFL player receipts— These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a weekly or bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL player contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (e.g. Pro Bowl).

Contractual NFL player performance incentives receipts— These receipts are recorded based on the cash received from the roster bonus included in the Contract Party’s NFL player contract and the player performance bonus under Article 28 of the Collective Bargaining Agreement (the “CBA”). The roster bonus is $31,250 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $500,000 in any season during the NFL contract period. The player performance bonus is calculated annually and varies each year based on a comparison of playing time to salary.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on February 28, 2013 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 14, 2014. Fantex is not aware of any events that have occurred subsequent to September 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing,  LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30,  2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series Vernon Davis Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Vernon Davis”), are investing in Fantex and not in the Brand Contract or Vernon Davis. However, Fantex Series Vernon Davis is intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand. Only Fantex will have rights under the Brand Contract and recourse against Vernon Davis.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$829	$1,072	$829	$1,072
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	86	156
Contractual NFL player performance incentives receipts	75	50	75	275
Total receipts from NFL player contract	904	1,122	990	1,503
Receipts from other included contracts	195	81	316	295
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,099	$1,203	$1,306	$1,798

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013.

The Brand Contract entitles Fantex to 10% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party (such monies, the “Acquired Brand Income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The Brand Contract became effective April 28, 2014 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract after the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual NFL player receipts—These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a weekly or bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL player contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (e.g. Pro Bowl).

Contractual NFL player performance incentives receipts—These receipts are recorded based on the cash received from various incentives included in the Contract Party’s NFL contract such as a  roster bonus and an off-season workout bonus, and the player performance bonus under Article 28 of the CBA. The roster bonus is $25,000 for each regular season game the Contract Party is on the active roster, paid on a bi-weekly basis throughout the season, up to a maximum bonus of $400,000 in any season during the NFL player contract period. The off-season workout bonus is $200,000 paid in a lump sum amount if Mr. Davis participates in at least 90% of the club’s off season conditioning program sessions. The player performance bonus is calculated annually and varies each year based on a comparison of playing time to salary.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on October 30, 2013 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 14, 2014. Fantex is not aware of any events that have occurred subsequent to September 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series EJ Manuel Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series EJ Manuel”), are investing in Fantex and not in the Brand Contract or EJ Manuel. However, Fantex Series EJ Manuel is intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand. Only Fantex will have rights under the Brand Contract and recourse against EJ Manuel.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$95	$71	$95	$71
Contractual NFL player signing bonus receipts	—	—	—	3,750
Contractual NFL post regular season receipts	—	—	—	—
Contractual NFL player performance incentives receipts	—	—	—	—
Total receipts from NFL player contract	95	71	95	3,821
Receipts from other included contracts	48	164	254	378
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$143	$235	$349	$4,199

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013..

The Brand Contract entitles Fantex to 10% of the Contract Party’s cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (such monies, the “Acquired Brand Income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The Brand Contract became effective July 18, 2014 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual NFL player receipts— These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a weekly or bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (e.g. Pro Bowl).

Contractual NFL player performance incentives receipts—These receipts are recorded based on the cash received from the Contract Party’s NFL contract and the player performance bonus under Article 28 of the CBA. The player performance bonus is calculated annually and varies every year based on a comparison of playing time to salary.

Receipts from other included contracts—These receipts are recorded based on the cash, or other consideration received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on February 14, 2014 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 14, 2014. Fantex is not aware of any events that have occurred subsequent to September 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in our Fantex Series Mohamed Sanu Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Mohamed Sanu”), are investing in Fantex and not in the Brand Contract or Mohamed Sanu. However, Fantex Series Mohamed Sanu is intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand. Only Fantex will have rights under the Brand Contract and recourse against Mohamed Sanu.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$139	$86	$139	$86
Contractual NFL player signing bonus receipts	—	—	—	141
Contractual NFL player performance incentive payments	—	—	—	55
Contractual NFL post regular season receipts	—	—	23	20
Total receipts from NFL player contract	139	86	162	302
Receipts from other included contracts	—	4	7	49
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$139	$90	$169	$351

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2014 and 2013.

The Brand Contract entitles Fantex to 10% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party  (such monies, the “Acquired Brand Income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The Brand Contract became effective November 3, 2014 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual NFL player receipts— These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a weekly or bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL player contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (e.g. Pro Bowl).

Contractual NFL player performance incentives receipts—  These receipts are recorded based on the cash received from the Contract Party’s NFL player contract and the player performance bonus under Article 28 of the CBA. The player performance bonus is calculated annually and varies every year based on a comparison of playing time to salary.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on May 14, 2014 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

 On November 3, 2014 as consideration for future ABI under the Mohamed Sanu Brand Contract, Fantex paid Mohamed Sanu approximately $1.56 million (less $78,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) less ABI due to us under the Mohamed Sanu Brand Contract for the period between May 14, 2014 and November 3, 2014. Fantex is not aware of any other events that have occurred subsequent to September 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 14, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1F: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30,  2014 and 2013.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2013. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2013, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 13% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Alshon Jeffery Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Alshon Jeffery”) are investing in Fantex and not in the Brand Contract or Alshon Jeffery. However, Fantex Series Alshon Jeffery is intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand. Only Fantex will have rights under the Brand Contract and recourse against Alshon Jeffery.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$133	$105	$168	$128
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL player performance incentive payments	—	—	—	72
Contractual NFL post regular season receipts	—	—	53	—
Total receipts from NFL player contract	133	105	221	200
Receipts from other included contracts	12	10	59	52
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$145	$115	$280	$252

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30,  2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30,  2014 and 2013.

The Brand Contract entitles Fantex to 13% of the Contract Party’s cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party (such monies, the “Acquired Brand Income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2013. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2013, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 13% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to

Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual NFL player receipts— These receipts are recorded based on the cash received by the Contract Party for being on the roster for NFL games, paid on a weekly or bi-weekly basis throughout the season.

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s NFL contract, paid on multiple dates as set forth in the NFL player contract.

Contractual NFL post regular season receipts—These receipts are recorded based on the cash received for participation in post season games and awards (e.g. Pro Bowl).

Contractual NFL player performance incentives receipts—  These receipts are recorded based on the cash received from various incentives included in the Contract Party’s NFL player contract and the player performance bonus under Article 28 of the CBA. The player performance bonus is calculated annually and varies each year based on a comparison of playing time to salary.

Receipts from other included contracts—These receipts are recorded based on the cash, or other considerations received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on September 18, 2014 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 14, 2014. Fantex is not aware of any events that have occurred subsequent to September 30, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our final prospectus dated October 31, 2014 and filed with the Securities Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 31, 2014. In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers and assisting such individuals in enhancing the reach and value of the brands we acquire. The business operates in a single segment and our focus is on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands (which we refer to as “brand income”);
•	acquiring minority interests in such brand income (which we refer to as “Acquired Brand Income” or “ABI”); and
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

To date, we have entered into brand contracts with each of the following parties:

Contract Party	Primary Career	Effective Date of Brand Contract	Brand Income % Payable to Us	Purchase Price for the Brand Contract
Alshon Jeffery and his affiliated professional services company, Ben and Jeffery, Inc.	Wide Receiver for the Chicago Bears	September 18, 2014	13%	$7.94	million
Mohamed Sanu	Wide Receiver for the Cincinnati Bengals	May 14, 2014	10%	$1.56	million
EJ Manuel and his affiliated professional services company, Kire Enterprises LLC	Quarterback for the Buffalo Bills	February 14, 2014	10%	$4.98	million
Vernon Davis and his affiliated professional services company, The Duke Marketing LLC	Tight end for the San Francisco Forty Niners	October 30, 2013	10%	$4.00	million
Arian Foster and his affiliated professional services company, The Ugly Duck, LLC	Running back for the Houston Texans	February 28, 2013	20%	$10.00	million

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

Tracking Stock Initial Public Offerings Completed During the Nine Months Ended September 30,  2014

On April 28, 2014 we raised approximately $4.21 million in an initial public offering of 421,100 shares of Fantex Series Vernon Davis at $10.00 per share. On May 5, 2014, we paid Vernon Davis $4.0 million (less $400,000 to be held in escrow until six months of consecutive payments due under the Vernon Davis Brand Contract have been timely delivered to us and ABI due to us from October 30, 2013 to May 5, 2014).

On July 21, 2014 we raised approximately $5.24 million in an initial public offering of 523,700 shares of Fantex Series EJ Manuel at $10.00 per share. On July 25, 2014, we paid EJ Manuel approximately $5.0 million (less approximately $250,000 to be held in escrow until six months of consecutive payments due under the EJ Manuel Brand Contract have been timely delivered to us and ABI due to us from February 14, 2014 to July 25, 2014).

Brand Agreements Signed During the Quarter Ended September 30,  2014

On September 18, 2014 we entered into a brand contract with Alshon Jeffery, a professional football player in the NFL. The Alshon Jeffery Brand Contract entitles Fantex to 13% of the income that Alshon Jeffery receives from and after September 18, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Alshon Jeffery’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Alshon Jeffery Brand Contract, we agreed to pay Alshon Jeffery. a one-time cash amount of $7.94 million (less $397,000 to be held in escrow until six months of consecutive payments under the Alshon Jeffery Brand Contract have been timely paid to us) contingent upon our ability to obtain financing. We will have no further financial obligations to Alshon Jeffery under the Alshon Jeffery Brand Contract once this payment is made, other than certain obligations to indemnify Alshon Jeffery.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of November 14, 2014 we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, whom we refer to as Contract Parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

Results of Operations

Three and nine months ended September 30,  2013 and 2014.

We have little operational history and first began to generate income in the quarter ended June 30, 2014. Our income in the current quarter was generated from our brand contracts with Vernon Davis and EJ Manuel and is based primarily on the change in fair market value of these contracts subsequent to their purchase. We had no income for the same periods in 2013. We account for our brand contracts at estimated fair market value, as more fully described in the notes to our financial statements in this Form 10-Q. During the three and nine months ended September 30, 2014 our brand contracts generated income of $287,930 and $463,110 respectively.  This reflects a net increase in the fair value of the brand contracts partially offset by cash received during the periods.  The increase in the fair value of our brand contracts for both the three and nine month periods was driven primarily by an increase in the net present value (the “NPV”) of expected cash flows from our brand contracts.  For the three months ended September 30, 2014, the NPV increased due mainly to the passage of time, partially offset by reductions in estimated ABI from endorsement contracts which reduced the estimated fair value of the contracts by $278,000. The majority of this reduction in estimated endorsement income was the result of a  reduction in estimated near term endorsement income and reflects our estimates of the negative impact of EJ Manuel being replaced as the starting quarterback of the Buffalo Bills. For the nine months ended September 30, 2014, the NPV of our brand contracts increased due mainly to the passage of time, partially offset by reductions in estimated ABI from endorsement contracts. During the period we reduced our estimates of the amount of endorsement income we will realize from the EJ Manuel Brand Contract and changed certain of our estimates related to the timing of endorsement income we will receive from the Vernon Davis Brand Contract. The effect of the changes offsets increases in fair value by $390,000.

Other than the above mentioned changes to our estimates for endorsement earnings, we made no other material changes to our assumptions in determining brand income for the three and nine months ended September 30, 2014.

The operating expenses for the three and nine months ended September 30,  2013 and 2014 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

We currently have no employees, but are being supported by personnel employed by our Parent. Personnel costs for the three months ended September 30,  2014 and 2013 were $301,817 and 301,195, respectively. These costs were essentially flat period-over-period reflecting the number of FTE employees allocated to us remained constant at eight. For the nine months ended September 30,  2014, the personnel expense increased approximately

$375,000. Approximately $142,000 of the increase was due to three employees of our Parent not drawing salaries until June 1, 2013. The remainder of the increase was due to the increase in the FTE employee activities related to brand contract acquisitions, valuations, marketing, brand building and the initial public offerings of our tracking stocks.

Three stockholders of our Parent serve as our officers, including as our chief executive officer and the chief financial officer. Although these individuals purchased founders stock in Fantex Holdings upon formation of our Parent or received grants of options in our Parent, prior to June 1, 2013 they had received no compensation for their services from either us or our Parent. The allocation of expenses from our Parent for personnel does not include imputed costs for these officers, but does include other costs incurred by our Parent for those officers, such as travel, benefits and facilities expenses for the period January 1, 2013 to May 31, 2013. Our Parent began to pay cash compensation to our officers on June 1, 2013 and such compensation is reflected in the allocation of costs for the three months ended September 30, 2013 and 2014.

Professional services, primarily made up of legal, accounting and marketing services were $609,999 and $1,745,112 for the three and nine months ended September 30,  2014 respectively. These costs increased approximately $359,000 and $209,000, respectively over the same period in 2013 which increase was driven primarily by increases in audit, brand marketing and other professional services of $466,000 and $843,000, respectively, partially offset by a decrease in legal expense. The overall increase results from completing our first two brand contracts and signing an additional three brand contracts in 2014 which triggered the transition from a start-up to an operational phase. We believe that our overall professional services related spending will continue to increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

In the three and nine months ended September 30,  2014 our Parent has incurred and allocated to us approximately $137,000 and $436,000, respectively, of general and administrative expenses (exclusive of personnel costs) an increase of approximately $61,000 and $158,000, respectively, over the three and nine month periods ended September 30,  2013. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs. The increases in both periods were due to directors’ and officers’ insurance costs in 2014 that were not present in 2013, increased travel activities due to the launch of our athlete brands, and ongoing increases in our business development efforts. We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the three and nine months ended September 30,  2014, the Company incurred fees from our Parent of $6,445 and $26,788, respectively, representing 5% of the cash receipts from brand contracts. Future increases will be dependent upon the total number and cash received from our brand contracts.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources. During the three months ended September 30,  2014, we completed our initial public offering of Fantex Series EJ Manuel and collected ABI from both the Vernon Davis Brand Contract and EJ Manuel Brand Contract. In the initial public offering of Fantex Series EJ Manuel we raised $4.975 million net of underwriting discounts and expenses, and substantially all of the net proceeds (less $0.25 million to be held in escrow for six months) were paid to EJ Manuel to consummate the EJ Manuel Brand Contract. During the quarter ended September 30, 2014 we collected approximately $128,900 from both brand contracts representing our interest in brand income generated by the contracts.

Our Parent contributed capital in the amounts $0.9 million and $0.3 million, respectively, in the three months ended September 30,  2014 and 2013 and $2.7 and $4.0 million, respectively, for the nine months ended September 30,  2014 and 2013. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses, as well as an equity cash contribution of $2.0 million on April 3, 2013 to provide working capital to finance our operating expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

On August 18, 2014, we paid a cash dividend of $0.70 per share to the holders of record of Fantex Series Vernon Davis as of the close of business on August 15, 2014, as previously declared on May 27, 2014. On October 21, 2014 our Board of Directors declared a cash dividend of $0.30 per share to be paid to the holders of Fantex Series Vernon Davis, for an aggregate payment of $126,330. The dividend will be payable on November 26, 2014. Based on our Company’s current financial condition and its current operations, the foregoing dividend payment is not expected to have a material impact on our Company’s liquidity or capital resources.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our Parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we aggressively build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We incurred a $6,445 and $26,788 management fee for the three and nine months ended September 30,  2014, respectively which represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts. The expense allocation from our Parent was reduced by the amount of the management fee for the three and nine months ended September 30,  2014.

We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate would occur until we begin to generate significant cash flows from multiple brand contracts. However, if our Parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our Parent; at this time our Parent intends to continue to fund operations for at least the next 12 months. Our Parent has no obligation to continue to finance our operations except as required under our management agreement with them.

We believe the net proceeds from our offerings together with existing cash and cash equivalents and our Parent’s capital contributions will be sufficient to fund our projected capital needs and operating expenses for the next 12 months. However, if our operating and other expenses are higher than we expect or our cash receipts from brand contracts are lower than we expect then we may require higher than expected contributions from our Parent. In this event our Parent may need to raise additional capital sooner than expected.

In addition, any brand contracts that we enter into in the future with other contract parties may require us to make substantial upfront payments to acquire the ABI under such brand contracts. We do not, in the absence of a related financing, expect to have the necessary funds that we would need to make any of these upfront payments under future brand contracts. Therefore, we expect that our future brand contracts will be contingent upon obtaining financing to fund the acquisition of the ABI in the respective brands, and we intend to finance these acquisitions through the issuance of additional tracking stock linked to the value of such brands.

In addition, cash received under our brand contracts will be subject to seasonal variation. For example, the salary under NFL player contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year and therefore, we expect that there will be seasonal fluctuations in our attributed brand income receipts.

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

Fair Value of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models may involve a significant level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Assets and liabilities in the balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined under GAAP, are directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, and are as follows:

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

Our internal valuation professionals, which include employees of both Fantex and our parent, Fantex Holdings, are responsible for estimating fair value based on various factors including:

•	current playing contract including: amounts, duration, incentive provisions, guaranteed portions, if any, termination and other important terms;
•	current endorsement contracts, if any, including amounts, duration and contract terms;
•	age and health (including injuries) of the individual associated with the brand, duration of career to date and prospects for additional future contracts, both playing and endorsement;
•	potential future playing and endorsement contracts, including duration and value;
•	position and data specific to that position focused on estimating longevity of career;
•

reported contract value increases or decreases for other comparable players (by position and status they hold among their peers (e.g. All Pro, Most Valuable Player, franchise player and the like)) in order to estimate future contract values;

•	professional sports league imposed salary caps if appropriate; and
•	risk free cost of capital.

In addition, we consider a number of qualitative factors to develop estimates used in our models, including:

•	the stated aspirations and goals of the contract party;
•	certain intangibles of the contract party, including media relationships, communication ability, “likeability,” demand as a product endorser, personal drive and ambition;
•	social footprint (for example, number of Twitter followers);
•	the market in which the contract party performs and how that may impact the number and amount of endorsement opportunities;
•	the reach of the brand of the contract party;
•	value of TV contracts and the rate of growth in those contracts; and
•	attendance trends in the contract party’s primary field of performance.

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

To determine the amount of the purchase price of a brand contract and a current fair value we apply discount rates to our estimates of earnings.

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

If the estimates of brand income prove to be too high and/or the discount rates used in the calculation prove to be too low then the valuation of a brand contract may be too high which will result in the recording of a loss on the brand contract.

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

Contractual Obligations

Our principal contractual obligations are limited to our obligations under our management agreement with our Parent and our brand contracts with Alshon Jeffery, Mohamed Sanu, EJ Manuel, Vernon Davis and Arian Foster. We are not committed to any future capital expenditures, including rental commitments, which are solely in the name of our Parent.

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

Vernon Davis Brand Contract

As discussed above and in the notes to the financial statements on May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million (less $0.2 million to be held in escrow until six months of consecutive payments due under the Vernon Davis Brand Contract have been timely delivered to us) as consideration for the ABI under our brand contract with him and received approximately $0.5 million from Vernon Davis as ABI from October 30, 2013 (date of brand contract) through September 30,  2014. We will have no further financial obligation to Vernon Davis other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

EJ Manuel Brand Contract

As discussed above and in the notes to the financial statements on July 25, 2014, we paid EJ Manuel a one-time cash amount of approximately $5.0 million (less approximately $0.25 million to be held in escrow until six months of consecutive payments due under the EJ Manuel Brand Contract have been timely delivered to us) as consideration for the ABI under our brand contract with him and received approximately $19,000 from EJ Manuel as ABI from February 14, 2014 (date of the brand contract) through September 30, 2014. We have no further financial obligation to EJ Manuel other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Mohamed Sanu Brand Contract

As discussed above and in the notes to the financial statements on November 3, 2014, we paid Mohamed Sanu a one-time cash amount of approximately $1.56 million (less $78,000 to be held in escrow until six months of consecutive payments due under the Mohamed Sanu Brand Contract have been timely delivered to us) as consideration for the ABI under our brand contract with him.  We will have no further financial obligation to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Alshon Jeffery Brand Contract

We must pay $7.94 million to Alshon Jeffery upon the consummation of the offering of our Fantex Series Alshon Jeffery.  We will have no further financial obligation to Alshon Jeffery under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Management Agreement

We have entered into a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay our Parent 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on our financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our Parent at the time and the cost of those services.

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

ITEM 4: Controls and Procedures

Based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, Fantex Inc.’s principal executive officer and principal financial officer have concluded that Fantex Inc.’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by Fantex, Inc. in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Additionally, as of the end of the period covered by this report, Fantex, Inc.’s principal executive officer and principal financial officer have concluded that there have been no changes in Fantex Inc.’s internal control over financial reporting that occurred during Fantex Inc.’s third fiscal quarter that have materially affected, or are reasonably likely to materially affect, Fantex Inc.’s internal control over financial reporting.

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

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our final prospectus dated October 31, 2014 and filed with the Securities Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 31, 2014. There have been no material changes in our risk factors from those described in our prospectus filed pursuant to Rule 424(b) on October 31, 2014.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

EXHIBIT INDEX
Exhibit Number	Exhibit Description
3.1†	Amended and Restated Certificate of Incorporation of Fantex, Inc.
3.2**	Amended and Restated Bylaws of Fantex, Inc.
3.3††	Form of Certificate of Designation for Fantex Series Arian Foster.
3.4†††	Form of Certificate of Designation for Fantex Series Vernon Davis.
3.5††††	Certificate of Designations for Fantex Series EJ Manuel.
3.6***	Certificate of Designations for Fantex Series Mohamed Sanu.
3.7++	Form of Certificate of Designations for Fantex Series Alshon Jeffery.
10.1**	Management Agreement, dated July 10, 2013, by and between Fantex, Inc. and Fantex Holdings, Inc.
10.2†††	Brand Agreement effective as of May 14, 2014 by and between Mohamed Sanu and Fantex, Inc.
10.3++	Brand Agreement effective as of September 18, 2014, by and between Alshon Jeffery, Ben and Jeffery Inc. and Fantex, Inc.
10.4+++	Amended and Restated Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC, Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association.
10.5+**	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees.
10.6+**	Fantex, Inc. 2013 Equity Incentive Award Plan.
10.7+**	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan.
10.8+**	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan.
31.1	Certification of Chief Executive Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification of Chief Financial Officer of Fantex, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Indicates management contract or compensatory plan.
**	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-191772), as filed with the Securities and Exchange Commission on October 17, 2013.
†	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-192476), as filed with the Securities and Exchange Commission on November 21, 2013.
††	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-194256), as filed with the Securities and Exchange Commission on March 3, 2014.

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

†††	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-196437), as filed with the Securities and Exchange Commission on June 2, 2014.
††††	Previously filed by Fantex, Inc. as an exhibit to its Current Report on Form 8-K (File No. 000-55204), as filed with the Securities and Exchange Commission on July 22, 2014.
***	Previously filed by Fantex, Inc. as an exhibit to its Current Report on Form 8-K (File No. 000-55204), as filed with the Securities and Exchange Commission on November 4, 2014.
++	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-198986), as filed with the Securities and Exchange Commission on September 26, 2014.
+++	Previously filed by Fantex, Inc. as an exhibit to its Registration Statement on Form S-1, as amended (File No. 333-196437), as filed with the Securities and Exchange Commission on August 25, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fantex, Inc.

November 14, 2014	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)