Form 10-K
period 2014-12-31
Fantex, Inc.
filed 2015-03-27
CIK 1573683

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(415) 592-5950

(Registrant’s telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Platform Common, $0.0001 par value	Not applicable
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	Not applicable
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	Not applicable
Fantex Series Mohamed Sanu Convertible Tracking Stock $0.0001 par value	Not applicable
Fantex Series Alshon Jeffery Convertible Tracking Stock $0.0001 par value	Not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of December 31, 2014, was approximately $3.2 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March 20, 2015
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain information contained in this Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words "believe," "anticipate," "intend," "aim," "expect," "strive," "plan," "estimate," "project," "may," "could," "might," "will," "should," and "approximately," and similar words identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, general economic and political conditions and events, changes in market conditions, particularly in the National Football League (the "NFL"), the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

Forward looking-statements appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our expectations regarding future ABI under our brand contracts, including longevity of our contract parties’ careers and an ability to enter into additional included contracts, our expectation that we will enter into other brand contracts, our ability to conduct additional offerings of new tracking stocks or otherwise finance the purchase of additional ABI, our ability to build a portfolio of brands, our ability to contribute to the contract party’s efforts to build brand value, our ability to consummate the pending offerings of our tracking stocks, our attribution policies with respect to our series of common stock, our results of operations, cash needs, spending of the net proceeds from this offering, financial condition, liquidity, prospects, growth and strategies, and the trends that may affect us or the contract parties.

By their nature, forward‑looking statements involve risks and uncertainties because they relate to events, competitive dynamics and industry change, and depend on the economic circumstances that may or may not occur in the future or may occur on longer or shorter timelines than anticipated. Although we believe that we have a reasonable basis for each forward‑looking statement contained in this Form 10-K, we caution you that forward‑looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the field in which we operate, may differ materially from the forward‑looking statements contained in this Form 10-K. In addition, even if our results of operations, financial condition and liquidity, and the development of the field in which we operate are consistent with the forward‑looking statements contained in this Form 10-K, they may not be predictive of results or developments in future periods.

Any forward‑looking statements that we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the "Risk Factors" section of this Form 10-K and elsewhere to better understand the risks and uncertainties inherent in our business and underlying any forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

We obtained data in this Form 10-K regarding the NFL and athletes in the NFL from our own internal estimates and research as well as from general publications, surveys and studies conducted by third parties. While we believe that the information is reliable, we have not independently verified the data from third‑party sources. While we believe our internal company research is reliable and the market definitions we use are appropriate, neither such research nor these definitions have been verified by any independent source.

FANTEX, INC.

2014 FORM 10-K ANNUAL REPORT

GLOSSARY OF CERTAIN TERMS

Set forth below is a glossary of certain terms used throughout this Form 10-K.

“acquired brand income” or “ABI” means as context requires with respect to existing and future brand contracts, the negotiated amount of brand income of such contract party that we acquire pursuant to such brand contract.

“Alshon Jeffery” (including related pronouns) means Alshon Jeffery, a wide receiver for the Chicago Bears in the NFL and/or Ben and Jeffery Inc., an affiliate of Alshon Jeffery, or both jointly and severally, as the context requires.

“Alshon Jeffery Brand” is a tracking unit that our board of directors established upon the consummation of the offering of our Fantex Series Alshon Jeffery.

 “Arian Foster” (including related pronouns) means Arian Foster, a running back for the Houston Texans in the NFL and/or The Ugly Duck, LLC, an affiliate of Arian Foster, or both jointly and severally, as the context requires.

“Arian Foster Brand” is a tracking unit that our board of directors intends to establish, upon the consummation of the offering of our Fantex Series Arian Foster.

 “attributable income” with respect to any tracking stock as of any date of determination means the attributable income for such tracking stock as reflected in the unaudited attributed financial information included as an exhibit to our most recent Exchange Act report.

“brand contract” means as context requires any existing and future brand agreement that Fantex may enter into with a contract party.

“brand income” for any brand contract means, generally, the gross monies that a contract party receives as a result of their skills and brand, including salary and wages from participation in their defined primary occupation, such as an athlete in the NFL, and related fields (including activities in a non‑NFL football league), such as broadcasting and coaching, but excludes excluded income, which means, generally, the contract party’s income that is specifically excluded from brand income as specified in the respective brand contract between such contract party and Fantex.

“contract party” may as context requires any counterparty to an existing or future brand contract, which may include an individual such as a professional athlete or entertainer, and/or affiliates or affiliated entities of such individual on a joint and several basis.

“EJ Manuel” (including related pronouns) means Erik “EJ” R. Manuel, Jr., a quarterback for the Buffalo Bills in the NFL and/or Kire Enterprises LLC, an affiliate of EJ Manuel, or both jointly and severally, as the context requires.

“EJ Manuel Brand” is a tracking unit that our board of directors established upon the consummation of the offering of our Fantex Series EJ Manuel.

 “excluded income” for any brand contract means, generally, the contract party’s income that is specifically excluded from brand income as specified in the respective brand contract between such contract party and Fantex.

“fair value” means:

•	generally, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, 3 fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied; and
•

specifically, with respect to any share of our platform common stock or any of our tracking stocks, fair value will be determined as the volume weighted average of the closing bid or sale prices, whichever is applicable, of such share over the 20‑trading day period ending on the trading day before the date of determination. However, such value will only be used for any series of our common stock if our board of directors determines in its good faith judgment that there is an active trading market for that series. If our board of directors makes a determination that there is no active trading market for any series of our common stock, then the fair value for such series will be determined, at the discretion of our board of directors, either by our board of directors in their good faith judgment or by a reputable and independent investment banking or valuation firm experienced in the valuation of securities selected in good faith by our board of directors, provided, however, that to the extent that our board of directors determines in its good faith judgment that such series does not have any material value in terms of assets attributable to such series, including but not limited to any material future brand income or assets, events or circumstances that our management or our board of directors believe could reasonably result in material brand income in the future, then the fair value for such series may be determined by our board of directors in their good faith judgment alone. Any such valuation determination will be made, whether by our board of directors or any independent investment banking, financial advisory or other valuation firm, based on the contractual value of the brand assets related to the applicable tracking stock, and shall not include any discount for lack of marketability or liquidity or any minority interest discount (including that such series may not have the rights contractually or otherwise, to receive dividends). Our board of directors intends to use such firm as a general matter unless the assets and expected valuation of the tracking stock are not material.

“Fantex” means Fantex, Inc. In addition, all other references in this Form 10-K to “the Company,” “our company,” “we,” “us” and “our” refer to Fantex.

“Fantex Series Alshon Jeffery” is the tracking stock designated to track the Alshon Jeffery Brand offered pursuant to the separate registration statement on Form S‑1 (333‑198986) with respect to shares of our Fantex Series Alshon Jeffery Convertible Tracking Stock, declared effective by the SEC on February 17, 2015.

“Fantex Series Arian Foster” is the tracking stock designated to track the Arian Foster Brand offered pursuant to the separate registration statement on Form S‑1 (333‑191772) with respect to shares of our Fantex Series Arian Foster Convertible Tracking Stock, filed with the SEC pursuant to the Securities Act.

“Fantex Series EJ Manuel” is the tracking stock designated to track the EJ Manuel Brand offered pursuant to the separate registration statement on Form S‑1 (333‑194256) with respect to shares of our Fantex Series EJ Manuel Convertible Tracking Stock, declared effective by the SEC on July 15, 2014.

“Fantex Series Michael Brockers” is the tracking stock designated to track the Michael Brockers Brand offered pursuant to the separate registration statement on Form S‑1 (333‑201677) with respect to shares of our Fantex Series Michael Brockers Convertible Tracking Stock, filed with the SEC pursuant to the Securities Act.

“Fantex Series Mohamed Sanu” is the tracking stock designated to track the Mohamed Sanu Brand offered pursuant to the separate registration statement on Form S‑1 (333‑196437) with respect to shares of our Fantex Series Mohamed Sanu Convertible Tracking Stock declared effective by the SEC on October 27, 2014.

“Fantex Series Vernon Davis” is the tracking stock designated to track the Vernon Davis Brand offered pursuant to the separate registration statement on Form S‑1 (333‑192476) with respect to shares of our Fantex Series Vernon Davis Convertible Tracking Stock declared effective by the SEC on April 22, 2014.

“FBS” means Fantex Brokerage Services, LLC, a registered broker‑dealer affiliated with Fantex.

“FBS ATS” means the alternative trading system operated by FBS.

“included contracts” means the contracts that are included in each contract party’s brand income.

“Michael Brockers” (including related pronouns) means Michael Brockers, a defensive lineman for the St. Louis Rams in the NFL and/or Brockers Marketing LLC, an affiliate of Michael Brockers, or both jointly and severally, as the context requires.

“Michael Brockers Brand” is a tracking unit that our board of directors intends to establish, upon the consummation of the offering of our Fantex Series Michael Brockers.

 “Mohamed Sanu” (including related pronouns) means Mohamed Aasin Sanu, a wide receiver for the Cincinnati Bengals in the NFL.

“Mohamed Sanu Brand” is a tracking unit that our board of directors established upon the consummation of the offering of our Fantex Series Mohamed Sanu.

 “parent” or “our parent” refers to Fantex Holdings, Inc.

“platform common stock” means the series of our common stock provided for in our amended and restated certificate of incorporation into which our board of directors may determine to convert any tracking stocks, following the two‑ year anniversary of the filing of a certificate of designations creating such tracking stock, based on the relative fair values of a share of platform common stock and such tracking stock at the time of any such conversion.

 “tracking stock” means any series of our common stock that our board of directors from time to time may designate as tracking a specified brand contract.

“tracking unit” means a tracking stock relating to a specified brand contract, which the corresponding tracking stock is designated to track.

 “Vernon Davis” (including related pronouns) means Vernon Davis, a tight end for the San Francisco 49ers in the NFL and/or The Duke Marketing LLC, an affiliate of Vernon Davis, or both jointly and severally, as the context requires.

“Vernon Davis Brand” is a tracking unit that our board of directors established upon the consummation of the offering of shares of our Fantex Series Vernon Davis.

PART 1

ITEM 1. BUSINESS

Overview

We are a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes, entertainers and other high‑profile individuals and assisting such individuals in enhancing the reach and value of their respective brands. This business operates in a single segment and our focus is on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands, or brand income;
•	acquiring minority interests in such brand income; and
•	assisting our acquired brands in increasing their value via technology and through leveraging our marketing, advertising and strategic partnering expertise.

Fantex was incorporated on September 14, 2012 in Delaware and is headquartered in San Francisco, California. To date, our operations have consisted of evaluating, targeting and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria. To date, we have entered into brand contracts with each of the following parties:

			Brand Income
			% Payable	Tracking Unit
		Effective Date of	to Us Under the	related to the	Tracking Stock related
Contract Party	Primary Career	Brand Contract	Brand Contract	Brand Contract	to the Tracking Unit
Michael Brockers	Defensive tackle for the St. Louis Rams	January 9 2015	10%	Michael Brockers Brand	Fantex Series Michael Brockers
Alshon Jeffery	Wide receiver for the Chicago Bears	September 18, 2014	13%	Alshon Jeffery Brand	Fantex Series Alshon Jeffery ****
Mohamed Sanu	Wide receiver for the Cincinnati Bengals	May 14, 2014	10%	Mohamed Sanu Brand	Fantex Series Mohamed Sanu***
EJ Manuel	Quarterback for the Buffalo Bills	February 14, 2014	10%	EJ Manuel Brand	Fantex Series EJ Manuel**
Vernon Davis	Tight end for the San Francisco Forty Niners	October 30, 2013	10%	Vernon Davis Brand	Fantex Series Vernon Davis*
Arian Foster	Running back for the Houston Texans	February 28, 2013	20%	Arian Foster Brand	Fantex Series Arian Foster

*         The initial public offering of this tracking stock closed on April 28, 2014.

**The initial public offering of this tracking stock closed on July 21, 2014.

***The initial public offering of this tracking stock closed on November 3, 2014.

****The initial public offering of this tracking stock closed on March 19, 2015.

The brand contracts with each of Michael Brockers and Arian Foster are contingent upon us obtaining financing to fund the acquisition of our interest in the brand income under such brand contract.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of the filing date of this Form 10-K, we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, who we refer to as contract parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

Brand Evaluation

Prior to entering into a brand contract, we conduct a detailed evaluation of the contract party and the brand to determine whether, in our opinion, they would be a suitable brand with the potential to generate significant brand income based on the criteria discussed below. We consider brand to be a distillation of a complex set of associations people make with respect to an individual, including performance, appearance, history and personal story, products or services they are associated with, public statements or positions on matters of public concern, how an individual acts or the image they project to the world. We seek brands that convey images and associations that we believe will be recognized and valued in the market place. Our evaluation activities include, but are not limited to:

•	Assessing whether the contract party has the following characteristics:
•	the contract party is 18 years of age or older;
•	based on our estimate, that the contract party will have a career length of at least 3 years, within the contract party’s primary sport or occupation, following the execution of the brand agreement;
•	based on our estimate that the contract party has the ability to earn at least $5,000,000 of brand income, from his primary sport or occupation, following the execution of the brand agreement;
•

based on our estimate that the contract party has the ability to earn at least $200,000 of brand income, from endorsements or other activities related to his primary sport or occupation, following the execution of the brand agreement;

•	Reviewing mainstream and social media to understand the individual’s relative standing in their field and how they are viewed by leading commentators and journalists as well as the public at large;
•

Collecting and analyzing widely followed performance metrics as well as recognized honors or awards received by the individual. Examples might include: batting average, yards per carry, box office receipts, book sales, selection to All Pro or All Star teams, Grammy, Academy or Booker Awards, etc.;

•

Reviewing all existing contracts underlying the brand contract to verify current and future income streams, including sources of guaranteed income, and income that are based on achievement of performance or other milestones and that may or may not be achieved based on continued performance in the field;

•	Evaluating the character and reputation of the individual through our independent assessments, industry references and detailed background checks conducted by third parties;
•

Collecting financial and other information from each contract party to evaluate financial suitability and brand sustainability. Key areas of focus include: review of assets, liabilities, existing commitments, tax returns and credit reports and credit scores; and

•	Assessing potential future cash receipts based on our estimate of the value of future contracts that could be included in brand income, considering factors such as:
•	the age of the individual and the average length of a career in the individual’s primary occupation, such as an athlete in the NFL;
•	length of existing contracts and the potential for renewal or replacement of such contracts;
•	potential for incremental endorsement and other cash flow generating activity, including a comparison against the value of comparable brands;
•	the individual’s aspirations and goals beyond a career in the individual’s primary occupation; and
•

our judgment regarding the individual’s ongoing appeal and ability to develop as a media talent based upon a variety of intangibles including onscreen presence and ability to connect and communicate with consumers and the public.

As part of our brand evaluation, we also examine the brand’s current positioning and marketing footprint, including the reach, demographic, engagement level, and potential for growth. This evaluation provides a framework to develop further marketing strategies to aid us in our efforts to assist the contract party enhance the value of their brand.

Brand Acquisition

We believe we have extensive industry contacts among our board of directors, employees, consultants and advisors of our company and our affiliates, which we utilize to access individuals and brands that meet our criteria. Through our contacts we seek to establish working relationships with these brands and their key advisors to begin the process of educating them about our business and the benefits of a brand contract and a continuing relationship. We enter into an arm’s‑length negotiation primarily to finalize a purchase price, our percentage of ABI and the scope of brand income, including whether or not there would be any specific exclusions.

Enhancing Brand Value

Increasing Brand Reach and Consumer Engagement

We intend to build a portfolio of brands and enhance the value of our acquired brands via technology and data applications, as well as leveraging our marketing, advertising and strategic partnering expertise in collaboration with the contract parties. We believe that developing a diverse portfolio of global brands will enable us to increase brand reach across our portfolio and allow us to provide unique insights that contract parties may employ to increase consumer awareness of their brands and our brands more generally. We leverage our data and expertise to assist and supplement our contract parties’ efforts to extend the reach of their brands across multiple marketing mediums, including broadcast, print, digital, live events, and social. When our platform is at scale, each of our acquired brands will have a “brand manager” who will be responsible for monitoring the brand and brand activities and serving as a liaison to find opportunities for us to provide brand enhancing activities. We believe that, as a result of our combined efforts, there is an opportunity to increase consumer engagement with the acquired brands by optimizing message delivery, including driving engagement through the use of content developed by us or third parties.

Typically a contract party’s current marketing services focus primarily on endorsement transactions with sponsors that reinforce his brand as a professional athlete. Although this brings in short term cash flow, we do not believe these sponsorships aid in building a brand that can be sustained beyond a playing career. We assist our brands more broadly on brand building and brand marketing. Our focus is primarily on leveraging the platform of being a professional athlete to create a brand that is perceived as more than simply a sportsman, with the goal of having the contract party’s brand thrive beyond his playing career.

Brand development is a long‑term strategy of ours intended to create greater longevity in the marketplace for our brands. We seek to aid our brands in fostering positive brand associations in order to create a unique position in the marketplace that is independent of their primary occupation, such as an athlete in the NFL. We believe this will drive greater engagement with a connected audience and lead to greater longevity of the brands.

We also believe that investors in a tracking stock linked to a brand are more likely to be consumer advocates for that brand because they would have an economic interest in the growth of the associated brand. As a result, they may be more likely to follow and share brand information and be more active promoters of the associated brand than other fans or social network followers of the athlete. Aligning such incentives to help enhance the brand, we believe, will over the long term motivate additional sponsors to enter into agreements with  a contract party in part because such additional sponsors would have a potentially more active group of followers that in turn make the athlete more valuable to potential endorsement partners. However, we have insufficient history to demonstrate, and we can make no assurances, that our business model will be successful, or that any of our investors will act as consumer advocates or will be able to positively impact the endorsement potential of our contract parties.

Our Brand Platform

We intend to create a brand platform that will leverage social media data and in turn allow our contract parties to grow and develop their audiences. Through social data and platform analytics, we believe we can better understand the contract parties’ audiences, as well as cultivate engagement that supports the contract parties’ multi‑dimensional interests and post‑career aspirations.

The brand attributes of our contract parties when viewed solely as professional athletes are:

•	the professional sport;
•	the position played within that sport;
•	the performance achieved within that sport; and
•	the association with team(s) played for within that sport.

However, we intend to create brands with attributes beyond those of a professional athlete. Our contract parties have interests, opinions, skills, and passions and use certain products and engage in activities outside of professional sports. These brand attributes might include:

•	an interest in a certain type of music;
•	opinions on relevant social issues;
•	artistic abilities such as the ability to paint, sing or act;
•	wearing a certain style of clothing or jewelry;
•	use of certain household products or services;
•	an interest in travel; or
•	work with a particular charity.

Through our brand platform we intend to connect our contract parties via social media to mass, engaged audiences that are interested in our contract party not necessarily because he is a professional athlete, but because he has other brand attributes that are relevant to that target audience. We believe that our brand platform will be uniquely positioned to identify the specific attributes, demographics, and psychographics of target audiences that were previously unaffiliated with our contract parties. We believe we can utilize this information to drive more engagement within these existing mass audiences, as well as large undiscovered audiences. Our brand platform will allow our contract party to place very targeted messaging within their social media feeds to connect with these audiences. We believe the ability to serve such directed content to a specific target audience would be viewed as valuable by fans, investors in a tracking stock, existing sponsors, and potential advertisers. Further, the engagement of our contract parties with these mass audiences will support our long‑term strategy to create longevity for our contract party brands beyond their playing careers.

Our focus includes:

•	assisting our brands in creating and developing a vision for their brand identity and attributes;
•	identify opportunities for re‑positioning and/or differentiation;
•	monitoring the brand and brand activities to identify “brand moments” or events or circumstances that we believe present an opportunity to establish or reinforce elements of the brand;
•	providing marketing strategies to accelerate brand growth and influence of the brand based on a “cross‑pollination” technology to identify consumers that would potentially be interested in the brand;
•	identifying content developed by us or third parties that could be used to increase awareness of the 9 brand;
•	identifying topics and vocabulary that would allow the contract party to increase consumer engagement;
•	identifying trends in consumers’ interest in the brand and optimizing messaging consistent with these trends and brand identity;
•	identifying and understanding, and where possible, influencing key social media thought‑leaders;
•	monitoring trends in similar brands that a contract party could leverage to increase the value of its brand;
•	providing advice on workflow and scheduling of messages to better optimize staging and consumer exposure; and
•	advising on search engine optimization for each brand to better enable discovery, searching, filtering and following by consumers and media outlets.

We intend to measure the effectiveness of our strategies to enhance brand value where possible, and use those measurements to assess whether our efforts are successful. For example, we intend to measure changes in the social media reach of our brands by measuring the change in the number of followers our brands may have on Twitter, Facebook and other social media sites, as well as measure the demographics of those followers compared to the demographics that our brand vision may target. We also intend to measure the engagement level of these followers to determine brand enthusiasm. Ultimately our success will be measured by brand income, particularly from new sources, including income from sponsors unrelated to sports, and/or increased brand income from existing sources. As with other forms of marketing and advertising, however, our ability to precisely measure the impact of our efforts on brand value may be difficult to determine objectively.

Monetization of the Brand

In addition to our brand platform services intended to help optimize the reach of the brand and consumer engagement, we intend to provide advice to contract parties based both on our experience and through data analysis that would aid them in obtaining more attractive terms in their negotiations with future sponsors. We believe that building critical mass with a portfolio of brands will enable us to generate meaningful data based on our brands and our continual monitoring of the marketplace, including best practices with respect to consumer engagement and other critical drivers of brand value, as well as data on demographic metrics and other data relative to brands and their performance. In conjunction with the brand platform, we intend to provide an accessible report, in customizable and graphical format with data filter capabilities, highlighting the demographic metrics, reach, consumer engagement, strength and other critical drivers of brand value for sponsors based on our proprietary internal data. We are continuing the process of developing proprietary brand platform software to be used to produce such reports at such time as there would be meaningful data. We believe that this information and our marketing insights will assist our contract parties to more accurately evaluate their brand value in the marketplace and potentially increase future endorsement payments and brand longevity of a contract party’s career after their primary occupation.

Our Brand Contracts

To date we have entered into a small number of brand contracts, created a tracking unit related to each of these brand contracts and have created or will create upon consummation of the brand contract a tracking stock related to such tracking units, with each of:

	Tracking Unit related to	Tracking Stock related to the
Contract Party	the Brand Contract	Tracking Unit
Michael Brockers	Michael Brockers Brand	Fantex Series Michael Brockers
Alshon Jeffery	Alshon Jeffery Brand	Fantex Series Alshon Jeffery*
Mohamed Sanu	Mohamed Sanu Brand	Fantex Series Mohamed Sanu**
EJ Manuel	EJ Manuel Brand	Fantex Series EJ Manuel***
Vernon Davis	Vernon Davis Brand	Fantex Series Vernon Davis****
Arian Foster	Arian Foster Brand	Fantex Series Arian Foster

*The initial public offering of Fantex Series Alshon Jeffery closed on March 19, 2015.

**The initial public offering of Fantex Series Mohamed Sanu closed on November 3, 2014.

***The initial public offering of Fantex Series EJ Manuel closed on July 21, 2014.

****The initial public offering of Fantex Series Vernon Davis closed on April 28, 2014.

We currently only have brand contracts with professional athletes in the NFL; however, we intend to expand our agreements to athletes in other professional sports. The brand contracts generally entitle us to receive a specified percentage of the contract party’s brand income from and after the effective date of the brand contract. We refer to this percentage of brand income that we are entitled to under the brand contracts as our acquired brand income, or ABI. Brand income generally means gross monies or other considerations that the contract party receives generally as a result of the contract party’s skills and brand, for example including salary and wages from being an NFL football player and activities generally in the sport of football (including NFL and non‑NFL activities) and consists of other compensation from the contract party’s assignment of rights in their persona, including use of his name, voice, likeness, image, signature, talents, live or taped performances, in connection with motion pictures, television and Internet programming, radio, music, literary, talent engagements, personal appearances, public appearances, records and recording, or publications; any use of his persona for purposes of advertising, merchandising, or trade, including sponsorships, endorsements and appearances, and any other assignment of rights in their persona, to generate income; and any other personal services performed by the contract party which are of the type typically performed by individuals in the field of football because of their status as a professional athlete or other professional within the field of football (including, without limitation, sports casting, coaching, participating in sports camps, acting as spokesperson).

Brand income does not include:

•

any cash receipts resulting from the contract party’s investments in stocks or other equity, bonds, commodities, derivatives, debt or real estate, so long as (a) such stocks or other equity, bonds, commodities, derivatives, debt investments and real estate are not received by him as compensation or consideration for activities (including licensing of rights) in the “field” as defined in his brand contract, (b) the contract party is not obligated to provide any services related to the “field” in connection with such investment and (c) the business or commercial venture related to such investment does not use the contract party’s persona in its legal name or “dba,” or in connection with its marketing, advertising or promotion;

•	any income received from employment, services rendered or other activities not related to professional football and related fields;
•

any reasonable reimbursement of incidental expenses actually incurred by the contract party, including without limitation, travel, lodging, per diem and other incidental expenses, or the value of any such items paid by a third party on the contract party’s behalf;
•

certain future pension and benefit payments under the CBA, except that income deferred pursuant to Article 26, Section 6 of such CBA shall not be deemed to be future pension payments and as such, shall be included in brand income;

•

merchandise, services or service plans or merchandise, service or service plan credit up to the lesser of $40,000 and 4% of all brand income during any applicable calendar year and as otherwise agreed by Fantex in its discretion; and

•	any otherwise specifically excluded income under each brand contract.

Each contract party will retain the remainder of his brand income (total brand income less the ABI), subject to other encumbrances that he may have with respect to such income (such as commissions payable to agents and other parties). However, pursuant to the brand contracts, each contract party has agreed that he will not encumber more than an additional 10% of his brand income from his NFL player contracts and 30% of his other brand income in any given year.

As consideration for the ABI under the brand contract, we agree to pay the contract party a one‑time cash amount of the purchase price negotiated under each brand contract contingent upon our ability to obtain financing for the purchase price. We have in the past and intend in the future to continue to finance the purchase price of each brand contract through the issuance of a tracking stock linked to the value of such brand. Our ABI under each brand contract is contingent upon our payment of this purchase price. We will have no further financial obligation to the contract parties under a brand contract once this payment has been made, except for certain indemnification obligations discussed below.

The brand contracts provide for certain express remedies (without limiting any other rights or remedies that we may have) in the event of late payments, including payment of interest at the then current prime rate plus 3% per year, compounded monthly, and public disclosure of such late payments (subject to notice and an opportunity to cure with respect to the first or second such late payment in any 12 month period.

The brand contracts are intended to remain in effect indefinitely and, except as set forth below, may be terminated only upon mutual agreement of the contract party and us. If the contract party resigns from the NFL within two years of the date of this offering for any reason other than a “good reason,” we may elect in our sole discretion to terminate the brand contract and the contract party will be required to pay us the amounts set forth under the heading “Termination Fee Payable by Contract Party” in the section entitled “—Fantex—Overview” (net of any amounts previously paid to us by him pursuant to the respective brand contract).

“Good reason” means resignation from the NFL for any of the following reasons:

•	contract party suffers or sustains any injury, illness or medical condition that renders him incapable of performing in professional football; or
•

contract party suffers or sustains a major injury and a qualified medical physician (depending on the nature of the major illness) advises him that as a result he would be putting his physical health at substantial risk (i.e., a risk that is substantially greater than simply by virtue of his participation in professional football) by continuing to engage in professional football.

Each of the contract parties has made certain other covenants to us in the brand contract, including providing us with certain information and audit rights, and copies of all new material agreements, amendments or terminations. They have further agreed to comply with applicable laws and rules and standards or requirements of the league or other association or governing body, to which he is a member in connection with being an NFL football player.

Following the consummation of the offerings of additional tracking stocks linked to the value of our other brand contracts, and pursuant to each brand contract, the contract party will provide irrevocable instructions to each payor of brand income (requiring them to pay the amounts owed to us directly) and such other documents as we reasonably request. To the extent that it is not commercially practical, without unreasonable burden to the contract party, for ABI to be delivered directly to us, or to the extent that any assignment of the ABI (or any portion thereof) is deemed invalid or not enforceable, then the contract party is required to make such payments to us as promptly as practical after receipt thereof (but not later than 15 days after receipt) including via automatic payments of installments from his bank accounts. We will not know whether there will be any challenges that could affect whether payments will be made directly by each payor or from the contract party as described in this paragraph until after the payors respond to the irrevocable payment instructions to be delivered by the contract party to such payors after the consummation of the respective offerings. To the extent that any assignment of such amounts (including wages) is effective under the relevant state law, we may seek to enforce our rights to receive such amounts directly from the payor.

Each of the contract parties has agreed to indemnify us against damages that may result in connection with their breach of any covenants, representations or warranties in the brand contract with such contract party. We agreed to indemnify each contract party (and their heirs and assigns) against any third‑party lawsuit arising from the contract party being a party to a brand contract with us, including claims relating to (a) any breach of our representations and warranties in the brand contract, (b) any violation of law by us and (c) our registration statement with respect to the related offering of tracking stock associated with such contract party, other than, in each case, those arising out of or relating to any breach of the brand contract by the contract party.

Included Contracts

Because all of our current contract parties are players in the NFL, brand income from each of our contract parties is currently primarily derived from such contract party’s NFL player contracts and to a lesser extent endorsement contracts.

The player contracts for each of the contract parties generally provide, except as otherwise indicated below, that payments are made in installments over the course of the applicable regular season period. Each of these payments would be considered brand income when received by the contract parties, and thus we would be entitled to our ABI from these amounts, when paid. To the extent any of our contract parties elects to defer receipt of their compensation under the NFL player contract, pursuant to Article 26, Section 6 of the CBA, for purposes of the brand contract, such deferred compensation will be deemed to have been received by such contract party on the due date provided in their NFL player contract, prior to any such deferral, and we will be entitled to our ABI from these amounts as of such due date.

The player contracts further provide that if the contract party is injured or dies in the performance of their services under the player contract then the contract party will receive necessary medical and hospital care during the term of the player contract and will continue to receive their yearly salary during the season of injury or death only (including any guaranteed amounts).

Unless otherwise stated in the player contract, the NFL teams may generally terminate the player contract at any time, in the sole judgment of the team, if the contract party’s skill or performance has been unsatisfactory as compared with that of other players competing for positions on the team’s roster, or if the contract party has engaged in personal conduct reasonably judged by the team to adversely affect or reflect on the team, the NFL or professional football. The NFL has promulgated a number of rules and standards of personal conduct which, if violated, could lead to fines and/or the contract party’s suspension or permanent ban from the NFL. While we are not aware of, or privy to, all of the circumstances that might lead to the contract party’s suspension or permanent ban from the NFL, personal conduct that could result in the termination of the player contract includes, but is not limited to: criminal offenses (including domestic violence); the use or provision of steroids or other prohibited substances; certain violent, threatening or inherently dangerous conduct; gambling, bribery, game‑fixing or the failure to report bribery or game‑fixing in connection with NFL games; and any other conduct that undermines or puts at risk the integrity and reputation of the NFL, NFL clubs, or NFL players.

In addition, during the period any salary cap is legally in effect, the player contract may be terminated if, in the team’s opinion, the contract party is anticipated to make less of a contribution to the team’s ability to compete on the playing field than another player or players whom the team intends to sign or attempts to sign, or another player or players who is or are already on the team’s roster, and for whom the team needs room. The team may also terminate the player contract if the contract party fails to establish or maintain their excellent physical condition to the satisfaction of the team’s physician, or make the required full and complete disclosure and good faith responses to the team’s physician of any physical or mental condition known to him which might impair their performance under this contract and to respond fully and in good faith when questioned by the team’s physician about such condition.

In addition, the contract party’s endorsement agreements and other included contracts may be terminated in the event of breach of contract by the contract party or if the contract party fails to play in the NFL, is charged with criminal behavior or engages in conduct that adversely reflects on the sponsor. For example, as a result of Vernon Davis tweeting about a competing product, a coconut water company recently terminated its contract with him as a spokesperson. In addition, certain endorsement contracts may be terminated due to changes to NFL rules preventing reasonable use of the endorsement product.

If a contract party does not comply with the terms of an included contract, including an NFL player contract, we believe we have the right to seek damages for the breach of that contract to the extent that such breach adversely affects brand income. Whether we elect to pursue damages for any alleged breach of the terms of the brand contract or any included contract will be based on management’s business judgment as to the best interests of the company and its stockholders at the time of such breach.

Our Brands

Michael Brockers Brand

Michael Brockers Brand Contract

On January 9, 2015, we entered into a brand contract with Michael Brockers and his affiliate, Brockers Marketing, LLC. This brand contract entitles us to receive 10% of Michael Brockers’s brand income from and after October 15, 2014.

In addition to the exclusions laid out above under “—Our Brand Contracts,” brand income does not include the following specifically excluded income:

•	all proceeds from life, disability or injury insurance policy covering Michael Brockers; or
•

all amounts payable to Michael Brockers for participation in any NFL game, including any preseason game, Pro Bowl or other postseason game, if he is excused from such participation without pay by the NFL or St. Louis Rams as a result of any injury, illness, physical or mental condition, bereavement or birth of his child.

As consideration for the ABI under the brand contract, we will pay Michael Brockers a one-time cash amount of $3.44 million contingent upon our ability to obtain financing for the purchase price. Our ABI under the brand contract is contingent upon our payment of the purchase price following the consummation of the offering of Fantex Series Michael Brockers. We will have no further financial obligation to Michael Brockers under the brand contract once this payment has been made, other than the indemnities described above.

Michael Brockers

Michael Brockers is a defensive tackle for the St. Louis Rams in the NFL. He has been in the NFL since the 2012 season. He was selected in the first round of the 2012 NFL draft, the 14th pick overall. Michael Brockers attended Louisiana State University for two years, where he played defensive tackle in 27 games with 15 starts. During his two years of collegiate football at Louisiana State University, Michael Brockers had 70 tackles, 11 tackles for loss, and two sacks. He received Second-Team Associated Press All-Southeastern Conference honors in 2011. Following that season, Michael Brockers elected to enter the 2012 NFL Draft. Michael Brockers was born on December 21, 1990.

During the 2012 NFL season, his rookie season, Michael Brockers played in 13 games and started 12 games as a defensive tackle for the St. Louis Rams. Michael Brockers had 20 total tackles, four sacks, a pass defended, and a forced fumble. During the 2013 NFL season, Michael Brockers started all 16 regular season games for the Rams as defensive tackle and recorded 38 total tackles, 5.5 sacks, and a forced fumble. In the 2014 NFL regular season, Michael Brockers started all 16 games for the Rams and recorded 32 total tackles, two sacks and one pass deflected.

On August 31, 2012, during an NFL preseason game Michael Brockers suffered a high ankle sprain and was forced to miss the first three regular season games of the 2012 NFL season. In February 2013, Michael Brockers underwent clean-up surgery to remove bone chips in his left ankle. Michael Brockers has experienced these injuries and other instances of normal wear and tear as an athlete in Division I college football and the NFL and we expect that Michael Brockers will continue to experience such wear and tear. Any worsening of these conditions, or re-injury or new injury, could materially and adversely affect Michael Brockers’s playing performance and the value of the Michael Brockers Brand.

The essence of our vision of a brand identity for Michael Brockers is “thoughtful.” When faced with having adult responsibilities as a child, he recognized the path to success and demonstrated a remarkably clear mind when making decisions to guide him on his journey. With Michael Brockers’s ability to look-ahead wisely, the substantial challenges he’s faced have always been viewed as neither good nor bad—simply as obstacles that needed to be overcome. Michael Brockers’s successes both on and off the field are the result of preparation and astute decision-making, and today he seeks to help others take the long view when it comes to finding their unique path to success.

As part of our due diligence of Michael Brockers we reviewed financial and other information from him to evaluate financial suitability and brand sustainability (including credit worthiness). Other than what has been disclosed elsewhere in this prospectus, we have not been made aware by Michael Brockers of any events or incidents (personal or otherwise) relating to Michael Brockers that we believe would materially negatively impact the Michael Brockers Brand going forward. Among other things we reviewed schedules of his assets and liabilities and existing commitments, tax returns and credit reports and credit scores. Based on our review we concluded that as of January 9, 2015, Michael Brockers is a sound credit risk with sufficient financial health and stability and with prudent and manageable levels of indebtedness and other liabilities, to make required payments to us under his brand contract, including if necessary the repayment to us of approximately $3.62 million if he retires from professional football within two years of the date of the offering of Fantex Series Michael Brockers for any reason other than a “good reason.” For instance, as part of our due diligence, we were provided information that showed that Michael Brockers has substantial amounts of cash and liquid investments and limited debt, with an asset-to-debt ratio of greater than 7 to 1. In addition, as of January 9, 2015, Michael Brockers’s current assets exceed his current liabilities by an amount at least equal to the anticipated ABI payments to us for the next 24 months. As a result, we have concluded that he is a sound credit risk. Other than the $0.172 million of the cash consideration to be held in escrow for six months, we have not required Michael Brockers to place any additional funds in an escrow account as security to cover the repayment of $3.62 million in the event he retires from professional football within two years following completion of the offering for any reason other than a “good reason.” In addition, we intend to monitor the creditworthiness and financial health and stability of Michael Brockers on a periodic basis in the future through the information and audit rights that we have under our brand contract with him.

Michael Brockers Brand Income

Michael Brockers is not currently subject to any contracts that are included in his brand income other than his NFL player contract and the NFLPA Group Licensing Agreement.

Michael Brockers NFL Player Contract—St. Louis Rams (the Rams)

 Michael Brockers is in the third year of a four-year player contract with the Rams. Michael Brockers received a four year rookie contract prior to the 2012 NFL season. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents ABI as of October 15, 2014, the date we are entitled to receive brand income under the brand contract (amounts in thousands and unaudited):

	Playing Season				Total
	2012	2013	2014	2015	(2012-2015)
NFL Player Salary(1) (2)	$390	$823	$1,256	$1,688	$4,157
Signing Bonus	5,365	—	—	—	5,365
Total	$5,755	$823	$1,256	$1,688	$9,522
Available Brand Income Under the NFL Player Contract(3)	$—	$—	$812	$1,688	$2,500

(1)

All amounts are payable in equal weekly or bi-weekly installments over the course of the applicable regular season period, commencing with the first regular season game played by the Rams in each season. Does not include payment of incidental expenses or reasonable reimbursement of incidental expenses incurred by the contract party, including travel, lodging, per diem and other incidental expenses, which amounts are not included in brand income. The NFL player salaries for the 2012, 2013, 2014 and 2015 NFL seasons are subject to the conditional skill, injury and salary cap guarantee. Therefore, in the event that during these contract years the Rams terminate the NFL player contract (1) because in the sole judgment of the Rams, Michael Brockers's skill or performance has been unsatisfactory as compared with that of other players competing for positions on the Ram’s roster, (2) for salary cap reasons or (3) due to professional football injury Michael Brockers is unable to perform his services under the NFL player contract, then Michael Brockers will not receive his NFL player salary.

(2)	Amounts fully guaranteed.
(3)

Excludes any amounts payable for post-season play and Pro Bowl participation as set forth in Articles 28, 37 and 38 of the CBA. For additional information about player performance bonuses and potential future post-season and Pro Bowl compensation, please see the section titled “—Professional Football Compensation—Additional Bonus Opportunities.” A performance bonus of approximately $45,663 was earned for performance during the 2013 season as defined under Article 28 of the Collective Bargaining Agreement between the NFL and the NFL Players’ Association, which payment was deferred until 2016

Alshon Jeffery Brand

Alshon Jeffery Brand Contract

On September 18, 2014, we entered into a brand contract with Alshon Jeffery and Ben and Jeffery Inc., a professional services company affiliated with Alshon Jeffery. This brand contract entitles us to receive 13% of Alshon Jeffery’s brand income from and after September 7, 2014 with respect to brand income payable under Alshon Jeffery’s NFL player contracts, and from and after September 18, 2014 with respect to all other brand income.

In addition to the exclusions laid out above under “—Our Brand Contracts,” brand income does not include the following specifically excluded income:

•	any proceeds from life, disability or injury insurance policy covering Alshon Jeffery;
•	all amounts payable to Alshon Jeffery for participation in any NFL game, including any preseason game, Pro Bowl or other postseason game, if he is excused from such participation without pay by the 16

NFL or Chicago Bears as a result of any injury, illness, physical or mental condition, bereavement or birth of his child; and
•

all amounts payable to him as a result of his activities undertaken as an actor or on‑screen talent in connection with any form of scripted or unscripted entertainment content developed or produced by Relativity Sports, LLC, Relativity Media, LLC or any of their respective affiliates, in any form of media now known or hereafter devised.

As consideration for the ABI under the brand contract, we paid Alshon Jeffery a one‑time cash amount of $7.94 million. We have no further financial obligation to Alshon Jeffery under the brand contract, other than the indemnities described above.

Alshon Jeffery

Alshon Jeffery is a wide receiver for the Chicago Bears in the NFL. He has been in the NFL since 2012. Alshon Jeffery attended the University of South Carolina, where he played wide receiver in a total of 40 games. In 2010, Alshon Jeffery was an ESPN.com All‑American selection. Also in 2010, Alshon Jeffery was selected as one of three finalists for the Biletnikoff Award, which is presented to the nation’s top college wide receiver, and was named first team All‑SEC. Alshon Jeffery set single‑season school records in both receptions (88) and receiving yards (1,517) while at South Carolina. Alshon Jeffery was named the MVP of the 2012 Capital One Bowl after catching four passes for 148 yards and a touchdown.

Alshon Jeffery entered the NFL draft after his third season at South Carolina. He was selected in the second round, 45th overall in the 2012 NFL draft, and signed with the Chicago Bears. Alshon Jeffery twice broke a Chicago Bears franchise record for single‑game receiving yards. In 2013, Alshon Jeffery set the Chicago Bears single‑game receiving record with 249 yards against the Minnesota Vikings. Alshon Jeffery was selected to the NFL Pro Bowl following the 2013 regular season and was named 2013 Most Improved Player by the Pro Football Writers of America. Alshon Jeffery was born on February 14, 1990 and will be 25 years old at the start of the 2015 NFL season.

Our vision of a brand identity for Alshon Jeffery is to associate him with being an “ambassador.” Hailing from the small town of St. Matthews, South Carolina, Alshon Jeffery leveraged his success in high‑school sports to obtain an athletic scholarship to attend the University of South Carolina. In college, he found that as his world‑view grew, so did his opportunities. Now in his third NFL season, Alshon Jeffery continues to put in the work that allowed him to rise from his small town and demonstrate that a person, despite very humble beginnings, can achieve success and be whatever they want to be. Alshon Jeffery has appointed himself an ambassador for all those who believe their life situation precludes them from a successful outcome, and to show the world that a person from a small town can succeed on a large stage.

As part of our due diligence of Alshon Jeffery, we reviewed financial and other information from him to evaluate financial suitability and brand sustainability (including credit worthiness). Other than what has been disclosed elsewhere in this prospectus, we have not been made aware by Alshon Jeffery of any events or incidents (personal or otherwise) relating to Alshon Jeffery that we believe would materially negatively impact the Alshon Jeffery Brand going forward. Among other things we reviewed schedules of his assets and liabilities and existing commitments, tax returns and credit reports and credit scores. Based on our review we concluded that as of September 18, 2014, Alshon Jeffery is a sound credit risk with sufficient financial health and stability, with prudent and manageable levels of indebtedness and other liabilities, to make required payments to us under his brand contract, including if necessary the repayment to us of approximately $8.36 million if he retires from professional football within two years of the date of the offering of Fantex Series Alshon Jeffery for any reason other than a “good reason.” For instance, as part of our due diligence, we were provided information that showed that Alshon Jeffery has substantial amounts of cash and liquid investments and limited debt, with an asset‑to‑debt ratio of greater than 5 to 1. In addition, as of September 18, 2014, Alshon Jeffery’s current assets exceed his current liabilities by an amount at least equal to the anticipated ABI payments to us for the 2014 NFL season. As a result, we have concluded that he is a sound credit risk. Other than the $0.4 million of the cash consideration to be held in escrow for six months, we have not required Alshon Jeffery to place any additional funds in an escrow account as security to cover the repayment of $8.36 million in the event he retires from professional football within two years following completion of the offering for any reason other than a “good reason.” In addition, we intend to monitor the creditworthiness and financial health and stability of Alshon Jeffery on a periodic basis in the future through the information and audit rights that we have under our brand contract with him.

Alshon Jeffery Brand Income

The information below is a summary of contracts of Alshon Jeffery that are included in his brand income. We refer to these as included contracts.

Alshon Jeffery NFL Player Contract—Chicago Bears (the Bears)

Alshon Jeffery will enter into the third year of a four‑year player contract with the Bears. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents Available Brand Income as of September 18, 2014, the date of his brand contract (amounts in thousands and unaudited):

	Playing Season					Total
	2012		2013	2014	2015	(2012-2015)
NFL Player Salary(1)	$390		$597	$753	$960	$2,700
Signing Bonus	1,748	(2)	—	—	—	1,748
Workout Bonus(3)	—		—	50	50	100
Total	$2,138		$597	$803	$1,010	$4,548
Available Brand Income Under the NFL Player Contract(4)	$—		$—	$803	$1,010	$1,813

(1)

All amounts are payable in equal weekly or bi‑weekly installments over the course of the applicable regular season period, commencing with the first regular season game played by the Chicago Bears in each season. Does not include payment of incidental expenses or reasonable reimbursement of incidental expenses incurred by the contract party, including travel, lodging, per diem and other incidental expenses, which amounts are not included in brand income. The NFL player salaries for the 2012, 2013, 2014 and 2015 NFL seasons are subject to the conditional skill, injury and salary cap guarantee. Therefore, in the event that during these contract years the Chicago Bears terminate the NFL player contract (1) because in the sole judgment of the Chicago Bears, Alshon Jeffery’s skill or performance has been unsatisfactory as compared with that of other players competing for positions on the Chicago Bears’ roster, (2) for salary cap reasons or (3) due to professional football injury Alshon Jeffery is unable to perform his services under the NFL player contract, then Alshon Jeffery will not receive his NFL player salary. For the 2012 season, Alshon Jeffery was eligible to receive a salary of $22,941 for each week, including bye week, that he was a member of the Chicago Bears’ 53‑man active/inactive roster.

(2)	Amounts guaranteed and fully earned.
(3)

During the 2014 and 2015 NFL seasons, Alshon Jeffery has received or is expected to receive a $50,000 “Workout Bonus” if he participates in 85% and fully satisfies and completes the Chicago Bears’ Off‑Season Workout Program in that respective year.

(4)

Excludes any amounts payable for post‑season play and Pro Bowl participation as set forth in Articles 28, 37 and 38 of the CBA. Alshon Jeffery was selected as a participant in the Pro Bowl during the 2013 NFL season, resulting in a $53,000 performance bonus. For additional information about player performance bonuses and potential future post‑season and Pro Bowl compensation, please see the section titled “—Professional Football Compensation—Additional Bonus Opportunities.” A performance bonus of approximately $121,902 was earned for performance during the 2013 season as defined under Article 28 of the Collective Bargaining Agreement between the NFL and the NFL Players’ Association, which payment was deferred until April 1, 2016 and is specifically excluded from ABI. Any future performance bonuses will be subject to the brand contract.

Mohamed Sanu Brand

Mohamed Sanu Brand Contract

On May 14, 2014, we entered into a brand contract with Mohamed Sanu. This brand contract entitles us to receive 10% of Mohamed Sanu’s brand income from and after May 14, 2014.

In addition to the exclusions laid out above under “—Our Brand Contracts,” brand income does not include the following specifically excluded income:

•

all proceeds paid to him or his heirs, executors, administrators, successors and assigns solely with respect to any life, disability or injury insurance policy purchased by Mohamed Sanu after May 14, 2014;

•

compensation from NFL seasons prior to May 14, 2014, regardless as to when such compensation is paid, including but not limited to Mohamed Sanu’s 2013 Player Performance Bonus (Article 28 of the CBA) in the amount of $159,254 (expected to be paid in 2016); and

•	any consideration payable to him pursuant to the Football Contract between Mohamed Sanu and Nike USA, Inc. dated October 7, 2012, which agreement terminated on June 30, 2014.

As consideration for the ABI under the brand contract, we paid Mohamed Sanu a one‑time cash amount of $1.56 million. We have no further financial obligation to Mohamed Sanu under the brand contract, other than the indemnities described above.

Mohamed Sanu

Mohamed Sanu is a wide receiver for the Cincinnati Bengals in the NFL. He has been in the NFL since 2012. Mohamed Sanu attended Rutgers University, where he was the starting wide receiver from his freshman to his junior season and accrued 3,049 all‑purpose yards. Mohamed Sanu was All‑Big East Conference first team selection in 2011 and holds the Big East record for receptions in a single season with 115 receptions in 2011 and the Big East career record for receptions with 210. Mohamed Sanu entered the NFL draft after his junior season and was selected in the third round, 83rd overall, in the 2012 NFL draft and signed with the Cincinnati Bengals. While playing primarily as a wide receiver, he is a multi‑dimensional player and has been used by the Cincinnati Bengals as a quarterback, as a running back in the wildcat formation, and on special teams during his rookie season. Mohamed Sanu was born on August 22, 1989.

Our vision for a brand identity for Mohamed Sanu is to associate him as a “visionary.” Growing up in a difficult environment with few mentors, he relied on his own powerful imagination to guide him in the direction his life should take. Early in life, Mohamed Sanu recognized that he was best suited to determine his own unique path in life. As he enters his third NFL season, Mohamed Sanu continues to pursue his life vision and actively encourages others to envision for themselves their own futures and to drive to do, or be, whoever they want.

As part of our due diligence of Mohamed Sanu we reviewed financial and other information from him to evaluate financial suitability and brand sustainability (including credit worthiness). Other than what has been disclosed elsewhere in this prospectus, we have not been made aware by Mohamed Sanu of any events or incidents (personal or otherwise) relating to Mohamed Sanu that we believe would materially negatively impact the Mohamed Sanu Brand going forward. Among other things we reviewed schedules of his assets and liabilities and existing commitments, tax returns and credit reports and credit scores. Based on our review we concluded that as of September 30, 2014, Mohamed Sanu is a sound credit risk with sufficient financial health and stability, with prudent and manageable levels of indebtedness and other liabilities, to make required payments to us under his brand contract, including if necessary the repayment to us of approximately $1.64 million if he retires from professional football within two years of the date of the offering of Fantex Series Mohamed Sanu for any reason other than a “good reason.” For instance, as part of our due diligence, we were provided information that showed that Mohamed Sanu has substantial amounts of cash and liquid investments and limited debt, with an asset‑to‑debt ratio of greater than 4 to 1. In addition, as of September 30, 2014, Mohamed Sanu’s current assets exceed his current liabilities by an amount at least equal to the anticipated ABI payments to us for the next 24 months. As a result, we have concluded that he is a sound credit risk. Other than the $78,000 of the cash consideration to be held in escrow for six months, we have not required Mohamed Sanu to place any additional funds in an escrow account as security to cover the repayment of $1.64 million in the event he retires from professional football within two years following completion of the offering for any reason other than a “good reason.” In addition, we intend to monitor the creditworthiness and financial health and stability of Mohamed Sanu on a periodic basis in the future through the information and audit rights that we have under our brand contract with him.

Mohamed Sanu Brand Income

Mohamed Sanu is not currently subject to any contracts that are included in his brand income other than his NFL player contract and the NFLPA Group Licensing Agreement.

Mohamed Sanu NFL Player Contract—Cincinnati Bengals (the Bengals)

Mohamed Sanu will enter into the third year of a four year player contract with the Bengals. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents Available Brand Income as of May 14, 2014, the date of his brand contract (amounts in thousands and unaudited):

	Playing Season				Total
	2012	2013	2014	2015	(2012 - 2015)
NFL Player Salary(1)	$390	$490	$590	$680	$2,150
Signing Bonus	563	—	—	—	563
Total	$953	$490	$590	$680	$2,713
Available Brand Income Under the NFL Player Contract(2)	$—	$—	$590	$680	$1,270

(1)

All amounts are payable in equal weekly or bi‑weekly installments over the course of the applicable regular season period, commencing with the first regular season game played by the Bengals in each season, reduced on a pro rata basis for any portion of a season that Mohamed Sanu is not on the active roster for the Bengals. Does not include payment of incidental expenses or reasonable reimbursement of incidental expenses incurred by the contract party, including travel, lodging, per diem and other incidental expenses, which amounts are not included in brand income. The NFL player salaries for the 2012, 2013, 2014 and 2015 NFL seasons are subject to the conditional skill, injury and salary cap guarantee. Therefore, in the event that during these contract years the Bengals terminate the NFL player contract (1) because in the sole judgment of the Bengals, Mohamed Sanu’s skill or performance has been unsatisfactory as compared with that of other players competing for positions on the Bengal’s roster, (2) for salary cap reasons or (3) due to professional football injury Mohamed Sanu is unable to perform his services under the NFL player contract, then Mohamed Sanu will not receive his NFL player salary. For the 2012 season, Mohamed Sanu was eligible to receive a salary of $22,941 for each week, including bye week, that he was a member of Bengals 53‑man active/inactive roster. Otherwise he received $16,059 for each week he was not on the active/inactive roster. Mohamed Sanu was on the active/inactive roster for 13 of the 17 weeks in the 2012 NFL season.

(2)

Excludes any amounts payable for player performance bonus, post‑season play and Pro Bowl participation as set forth in Articles 28, 37 and 38 of the CBA. For post‑season play in 2013 season, Mohamed Sanu was paid $23,000 for appearing in a wild card game. Mohamed Sanu has not been selected as a participant in the Pro Bowl. For additional information about player performance bonuses and potential future post‑season and Pro Bowl compensation, please see the section titled “—Professional Football Compensation—Additional Bonus Opportunities.” A performance bonus of approximately $159,000 was earned for performance during the 2013 season as defined under Article 28 of the Collective Bargaining Agreement between the NFL and the NFL Players’ Association, which payment was deferred until April 1, 2016 and is specifically excluded from ABI. Any future performance bonuses will be subject to the brand contract.

EJ Manuel Brand

EJ Manuel Brand Contract

On February 14, 2014, we entered into a brand contract with EJ Manuel and Kire Enterprises LLC, a professional services company affiliated with EJ Manuel. This brand contract entitles us to receive 10% of EJ Manuel’s brand income from and after February 14, 2014. As consideration for the ABI under the brand contract, we paid EJ Manuel a one‑time cash amount of $4.98 million. We have no further financial obligation to EJ Manuel under the brand contract, other than the indemnities described above.

EJ Manuel

EJ Manuel is a quarterback for the Bills in the NFL. He has been in the NFL since 2013. EJ Manuel attended Florida State University, which finished 25‑6 in games started by EJ Manuel. EJ Manuel was an All‑Atlantic Coast Conference second team selection in 2012 and was the most valuable player in the 2013 Senior Bowl. EJ Manuel was picked sixteenth overall in the first round of the 2013 NFL draft and signed with the Bills. EJ Manuel was the Bills starting quarterback for the 2013 season, but missed six games due to injury. EJ Manuel was born on March 19, 1990.

Our vision for a brand identity for EJ Manuel is to associate him as “fearless.” EJ Manuel has had a number of events throughout his life that serve as examples of his ability to succeed in challenging circumstances that others might have shied away from. EJ Manuel has become a successful football player and intends to use his status as an NFL quarterback to help others. As one of the first athletes to sign a brand contract with us, he is demonstrating how athletes can look to build and potentially enhance their brands.

As part of our due diligence of EJ Manuel we reviewed financial and other information from him to evaluate financial suitability and brand sustainability (including credit worthiness). Other than what has been disclosed elsewhere in this prospectus, we have not been made aware by EJ Manuel of any events or incidents (personal or otherwise) relating to EJ Manuel that we believe would materially negatively impact the EJ Manuel Brand going forward. Among other things we reviewed schedules of his assets and liabilities and existing commitments, tax returns and credit reports and credit scores. Based on our review we concluded that as of September 30, 2014, EJ Manuel is a sound credit risk with sufficient financial health and stability, with prudent and manageable levels of indebtedness and other liabilities, to make required payments to us under his brand contract, including if necessary the repayment to us of approximately $5.23 million if he retires from professional football within two years of the date of the offering of Fantex Series EJ Manuel for any reason other than a “good reason.” For instance, as part of our due diligence, we were provided information that showed that EJ Manuel has substantial amounts of cash and liquid investments and limited debt, with an asset‑to‑debt ratio of greater than 5 to 1. In addition, as of September 30, 2014, EJ Manuel’s current assets exceed his current liabilities by an amount at least equal to the anticipated ABI payments to us for the next 24 months. As a result, we have concluded that he is a sound credit risk. We have not required EJ Manuel to place any funds in an escrow account as security to cover the repayment of funds in the event he retires from professional football within two years following completion of the offering for any reason other than a “good reason.” In addition, we intend to monitor the creditworthiness and financial health and stability of EJ Manuel on a periodic basis in the future through the information and audit rights that we have under our brand contract with him.

EJ Manuel Brand Income

EJ Manuel is subject to a number of contracts that are included in his brand income, including his NFL player contract and several endorsement contracts that as of September 30, 2014 were not individually or in the aggregate material to his brand income. These endorsement contracts generally have terms that end in 2016, with one contract extending to 2017, and require EJ Manuel to exclusively endorse certain categories of products, make certain appearances, participate in the production of promotional materials and social media activities and sign autographs. We refer to these as included contracts.

EJ Manuel NFL Player Contract—Buffalo Bills (the Bills)

EJ Manuel will enter into the second year of a four year player contract with the Bills. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents Available Brand Income as of February 14, 2014, the date of his brand contract (amounts in thousands and unaudited):

$

	Playing Season				Total
	2013	2014	2015	2016	(2013 - 2016)
NFL Player Salary(1)	$405	$809	$1,213	$1,617	$4,044
Signing Bonus	$4,842	—	—	—	$4,842
Total	$5,247	$809	$1,213	$1,617	$8,886
Available Brand Income Under the NFL Player Contract(2)	$—	$809	$1,213	$1,617	$3,639

(1)

All amounts are payable in equal weekly or bi‑weekly installments over the course of the applicable regular season period, commencing with the first regular season game played by the Bills in each season, reduced on a pro rata basis for any portion of a season that EJ Manuel is not on the active roster for the Bills. Does not include payment of incidental expenses or reasonable reimbursement of incidental expenses incurred by the contract party, including travel, lodging, per diem and other incidental expenses, which amounts are not included in brand income. The NFL player salary for the 2013, 2014, 2015 and 2016 NFL Seasons are subject to the conditional skill, injury and salary cap guarantee. Therefore, in the event that during these contract years the Bills terminate the NFL player contract (1) because in the sole judgment of the Bills, EJ Manuel’s skill or performance has been unsatisfactory as compared with that of other players competing for positions on the Bills’ roster, (2) for salary cap reasons or (3) due to professional football injury EJ Manuel is unable to perform his services under the NFL player contract, then EJ Manuel will receive his NFL player salary. For the 2017 NFL season, the Bills have the unilateral right to exercise the fifth‑year option in EJ Manuel’s player contract. As set out in Article 7, Section 7 of the CBA, if the Bills choose to exercise the fifth‑year option, EJ Manuel’s player salary for the 2017 NFL season shall be the larger of 120% of his 2015 player salary, or an amount based on the five‑year average of the third through twenty‑fifth highest paid NFL quarterbacks.

(2)

Does not include compensation for appearances required under his NFL player contract, for which he shall be compensated, if at all, in amounts no greater than $5,000 per appearance. Also excludes any amounts payable for player performance bonus, post‑season play and Pro Bowl participation as set forth in Articles 28, 37 and 38 of the CBA. No amounts were due for post‑season play in the 2013 season. A performance bonus of approximately $42,000 was earned for performance during the 2013 season as defined under Article 28 of the CBA. The payment of this amount was deferred until April 1, 2016 and will not be deemed ABI until payment is made. For additional information about potential future player performance bonuses, post‑season and Pro Bowl compensation, please see the section titled “—Professional Football Compensation—Additional Bonus Opportunities.”

Vernon Davis Brand

Vernon Davis Brand Contract

On October 30, 2013 we entered into a brand contract with Vernon Davis and The Duke Marketing LLC, a professional services company affiliated with Vernon Davis. This brand contract entitles us to receive 10% of Vernon Davis’s brand income from and after October 30, 2013.

In addition to the exclusions laid out above under “—Our Brand Contracts,” brand income does not include the following specifically excluded income:

•	any income of: (1) the Vernon Davis Foundation or (2) any other charitable foundation or organization 22 as a result of personal services performed by Vernon Davis,
•	any proceeds of the insurance policy purchased by Vernon Davis against the risk of injury or disability,
•

income derived from his performance as a painter, sculptor or artist in any other fine or graphic arts medium, related of Gallery 85 or any other art gallery owned by him or from any school for the arts established in part by him, whether charitable or for profit, regardless of whether he participates or his persona is used to market or promote such school), and

•

any and all cash or other consideration, in any form whatsoever, received by Vernon Davis from the following entities (or their affiliates as agreed as of October 30, 2013): (1) Ike Shehadeh and Ike’s Love & Sandwiches Franchising LLC and (2) Jamba Juice Company.

As consideration for the ABI under the brand contract, we paid Vernon Davis a one‑time cash amount of $4.0 million. We have no further financial obligation to Vernon Davis under the brand contract, other than the indemnities described above.

Vernon Davis

Vernon Davis is a tight end for the San Francisco 49ers, or the 49ers, in the NFL. He has been in the NFL since 2006. Vernon Davis attended the University of Maryland, where he was the starting tight end for his sophomore and junior seasons. Vernon Davis entered the NFL draft after his junior year and was selected in the first round, 6th overall, by the San Francisco 49ers. During the 2009 NFL season, Vernon Davis was selected to the Pro Bowl after posting career highs of 78 receptions, 965 yards, and 13 touchdown receptions. At the time, that number of touchdown receptions tied the NFL single season record for a tight end. Vernon Davis was born on January 31, 1984.

Our vision for a brand identity for Vernon Davis is to associate him as “transformational.” Vernon Davis has had many inflection points throughout his life that serve as powerful examples of his ability to persevere and evolve through challenging circumstances. Vernon Davis has become a successful football player, team leader, student of the arts, philanthropist, and entrepreneur. As one of the first athletes to sign a brand contract with us, he is helping transform how athletes look to build and enhance their brands.

As part of our due diligence of Vernon Davis we reviewed financial and other information from him to evaluate financial suitability and brand sustainability (including credit worthiness). Other than what has been disclosed elsewhere in this prospectus, we have not been made aware by Vernon Davis of any events or incidents (personal or otherwise) relating to Vernon Davis that we believe would materially negatively impact the Vernon Davis Brand going forward. Among other things we reviewed schedules of his assets and liabilities and existing commitments, tax returns and credit reports and credit scores. Based on our review we concluded that as of September 30, 2014 Vernon Davis is a sound credit risk with sufficient financial health and stability, with prudent and manageable levels of indebtedness and other liabilities, to make required payments to us under his brand contract, including if necessary the repayment to us of approximately $4.2 million if he retires from professional football within two years of the date of the offering of shares of our Fantex Series Vernon Davis for any reason other than a “good reason.” For instance, as part of our due diligence, we were provided information that showed that Vernon Davis has substantial amounts of cash and liquid investments and limited debt, with an asset‑to‑debt ratio of approximately 4 to 1. In addition, as of September 30, 2014, Vernon Davis’s current assets exceed his current liabilities by an amount at least equal to the anticipated ABI payments to us for the next 24 months. As a result, we have concluded that he is a sound credit risk. We have not required Vernon Davis to place any funds in an escrow account as security to cover the repayment of funds in the event he retires from professional football within two years following completion of the offering. In addition, we intend to monitor the creditworthiness and financial health and stability of Vernon Davis on a periodic basis in the future through the information and audit rights that we have under our brand contract with him.

Vernon Davis Brand Income

Vernon Davis is subject to a number of contracts that are included in his brand income, including his NFL player contract and several endorsement contracts that as of September 30, 2014 were not individually or in the aggregate material to his brand income. These endorsement contracts have terms that end in 2016 and require Vernon Davis to exclusively endorse certain categories of products, make certain appearances, participate in the production of promotional materials and social media activities and sign autographs. We refer to these as included contracts.

Vernon Davis NFL Player Contract—San Francisco Forty Niners (the 49ers)

Vernon Davis has completed the fourth year of a six‑year player contract with the 49ers. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents Available Brand Income as of October 30, 2013, the date of his brand contract (amounts in thousands and unaudited):

	Playing Season									Total
	2010		2011		2012		2013	2014	2015	(2010 - 2015)
NFL Player Salary(1)	$3,874	(2)	$4,708	(2)	$5,751	(3)	$6,072	$4,700	$4,350	$29,455
Signing Bonus	$6,500	(2)	$3,500	(2)	—		—	—	—	$10,000
Roster Bonus(4)	—		$400		$400		$400	$400	$400	$2,000
Workout Bonus(5)	—		$200		$200		$200	$200	$200	$1,000
Total	$10,374		$8,808		$6,351		$6,672	$5,300	$4,950	$42,455
Available Brand Income Under the NFL Player Contract(6)	$—		$—		$—		$3,797(7)	$5,100	$4,950	$14,047

(1)

All amounts are payable in equal weekly or bi‑weekly installments over the course of the applicable regular season period, commencing with the first regular season game played by the 49ers in each season, reduced on a pro rata basis for any portion of a season that Vernon Davis is not on the active roster for the 49ers. Does not include payment of incidental expenses or reasonable reimbursement of incidental expenses incurred by the contract party, including travel, lodging, per diem and other incidental expenses, which amounts are not included in brand income.

(2)	Amounts guaranteed and fully earned.
(3)	$4,418,000 of 2012 NFL player salary is guaranteed. All amounts due in 2012 were earned.
(4)

During each of the 2011, 2012, 2013, 2014 and 2015 NFL Seasons, Vernon Davis has received and will receive a $25,000 “Roster Bonus” for every game in which he is a member of the 49ers 45‑Man Active List. Vernon Davis earned the maximum Roster Bonus amount of $400,000 in 2011 and 2012 and $375,000 in 2013. Vernon Davis was listed as inactive on the 49ers regular season game on September 22, 2013, and therefore was only eligible to receive $375,000 in Roster Bonuses during the 2013 NFL Season.

(5)

During each of his 2011, 2012, 2013 and 2015 NFL player contract years, Vernon Davis has received or is expected to receive a $200,000 “Workout Bonus” if he participates in 90% or more of the 49ers off‑season conditioning program in that respective year. Vernon Davis has earned this $200,000 Workout Bonus in each of 2011, 2012 and 2013. Vernon Davis did not participate in 90% or more of the off‑season conditioning program for the 2014 season and thus, did not receive any of the $200,000 Workout Bonus reducing his available brand income for 2014 by $200,000.

(6)

Does not include amounts payable for player performance, post‑season play and Pro Bowl participation as set forth in Articles 28, 37 and 38 of the CBA. For post‑season play in the 2011 season, Vernon Davis was paid $40,000 as a result of appearing in a conference championship game and $22,000 for appearing in a divisional playoff game. For post‑season play in the 2012 season, Vernon Davis was paid $50,000 for being selected to the winning team in the Pro Bowl, $44,000 for participating on the losing team in the Super Bowl, $40,000 as a result of appearing in a conference championship game and $22,000 for appearing in a divisional playoff game.

For post‑season play in the 2013 season, Vernon Davis was paid $42,000 for appearing in a conference championship game, $23,000 for appearing in a divisional playoff game and $21,000 for appearing in a wild card game. A performance bonus of approximately $17,000 was earned for performance during the 2013 season as defined under Article 28 of the CBA. The payment of this amount was deferred until April 1, 2016 and will not be deemed ABI until payment is made. For additional information about potential player performance bonuses and future post‑season and Pro Bowl compensation, please see the section titled “—Professional Football Compensation—Additional Bonus Opportunities.”

(7)

Calculated based on payments made through October 30, 2013 of $2,500,235 of base salary due under the player contract, $200,000 of the workout bonus and $150,000 of the roster bonus due under the player contract with the 49ers, taking into account the $25,000 roster bonus not earned on September 22, 2013. Payments to Vernon Davis for the 2013 NFL season made on or after October 30, 2013, which payments constitute brand income under the Vernon Davis brand contract, totaled $3,796,765: (1) $3,571,765 of base salary and (2) $225,000 in roster bonuses.

Arian Foster Brand

Arian Foster Brand Contract

On February 28, 2013 we entered into a brand contract with Arian Foster and The Ugly Duck, LLC, a professional services company affiliated with Arian Foster, and amended and restated such contract on May 24, 2013 and August 21, 2013. This brand contract, as amended, entitles us to receive 20% of Arian Foster’s brand income from and after February 28, 2013.

On November 12, 2013, after confirming reports that Arian Foster will undergo season ending back surgery, we announced that we were postponing the offering for Fantex Series Arian Foster. Although Arian Foster has recently returned to the playing field, we intend to monitor Arian Foster’s on field performance and health and intend to continue with the offering of Fantex Series Arian Foster at an appropriate time in the future. We cannot guarantee that the offering of Fantex Series Arian Foster will be consummated or that the offering will be resumed upon the same terms or that the valuation of the Arian Foster brand value has not changed.

Our Tracking Stocks

Our brand contracts are contingent upon us obtaining financing to fund the acquisition of our ABI under such brand contract. We finance the purchase price of a brand contract by issuing a tracking stock linked to the value of such brand in an initial public offering registered with the SEC. We offer investors the opportunity to purchase our tracking stocks through FBS, our affiliated broker-dealer that is regulated by the SEC and the Financial Industry Regulatory Authority, Inc., or FINRA. In addition, FBS is registered as an alternative trading system, which we refer to as the FBS ATS, with the SEC, and our tracking stocks are exclusively traded on the FBS ATS.

On April 28, 2014, we issued 421,100 shares of Fantex Series Vernon Davis for net proceeds of $4,000,450, after deducting underwriting discounts payable by us, and soon thereafter paid $4,000,000 of such proceeds to Vernon Davis to cover the purchase price under our brand contract with him. 102,454 shares of Fantex Series Vernon Davis were purchased by Fantex Holdings in the initial public offering of shares of our Fantex Series Vernon Davis.

On July 21, 2014, we issued 523,700 shares of Fantex Series EJ Manuel for net proceeds of $4,975,150, after deducting underwriting discounts payable by us, and soon thereafter paid $4,975,000 of such proceeds to EJ Manuel to cover the purchase price under our brand contract with him. 250,000 shares of Fantex Series EJ Manuel were purchased by Fantex Holdings, and 27,934 shares of Fantex Series EJ Manuel were purchased by certain directors of Fantex Holdings in the initial public offering of shares of our Fantex Series EJ Manuel.

On November 3, 2014, we issued 164,300 shares of Fantex Series Mohamed Sanu for net proceeds of $1,560,850, after deducting underwriting discounts payable by us, and paid $1,560,000 of such proceeds to Mohamed Sanu to cover the purchase price under our brand contract with him. 78,000 shares of Fantex Series Mohamed Sanu were purchased by Fantex Holdings and 10,365 shares of Fantex Series Mohamed Sanu were purchased by certain directors of Fantex Holdings in the initial public offering of shares of our Fantex Series Mohamed Sanu.

On March 19, 2015, we issued 835,800 shares of Fantex Series Alshon Jeffery for net proceeds of $7,940,100, after deducting underwriting discounts payable by us, and paid $7,940,000 of such proceeds to Alshon Jeffery to cover the purchase price under our brand contract with him. 400,000 shares of Fantex Series Alshon Jeffery were purchased by Fantex Holdings and 203,994 shares of Fantex Series Alshon Jeffery were purchased by certain directors of Fantex Holdings in the initial public offering of shares of our Fantex Series Alshon Jeffery.

Each of our tracking stocks are intended to track and reflect the economic performance of a related brand contract with the associated athlete, entertainer or high profile individual.

Our tracking stocks are not separate legal entities and cannot issue securities. Holders of our tracking stocks will not have an ownership interest in our contract parties, or any of our affiliated entities. Rather, investors in our tracking stocks will be our common stockholders. The issuance of any tracking stock will not result in the actual transfer of our assets or the creation of a separate legal entity. Our contract parties are, and we expect they will continue to be, individuals and legal entities that are separate and independent from us, with separate ownership, management and operations.

As described below in “Management and Attribution Policies,” income (and assets) will generally be attributed to our tracking stocks based on the income of the associated brand contract. However, if we do not receive cash from one or more of our brand contracts to which we otherwise would have been entitled because of debtor relief laws, then the attributed income for the corresponding tracking stock will nonetheless be credited with the amount that we would otherwise have been entitled to receive. In such a case, the difference between such attributed amount and the actual income we receive from such brand contract will be attributed as a general expense of Fantex. As a result, each of our tracking stocks will share on a pro rata basis (calculated based on attributable income) the burden of any non‑performing brand contracts, whether or not included in the assets attributed to such tracking stock, and the economic performance of any of our tracking stocks will be dependent, in part, upon the aggregate financial performance of Fantex. Furthermore, we intend to acquire additional minority interests in other brands in the future, so our operating performance will depend upon the soundness of our business plan and our ability to execute on that plan, including entering into additional brand contracts in the future.

Given that the economic performance of each of our tracking stocks is dependent, in part, upon the aggregate financial performance of Fantex, any tracking stock could be affected by any of our current brand contracts or any additional brand contracts we may enter into. The risk profile of the shares of any of our tracking stocks could likewise be materially and adversely impacted by the performance of any other of our tracking stocks, including any additional brand contracts entered into or tracking stocks created.

Management and Attribution Policies

We have established policies for purposes of managing and attributing our assets and liabilities between and among our platform common stock and other tracking stocks that we have established or intend to establish from time to time. Set forth below are these management and attribution policies.

As a general principle, we expect that all material matters in which holders of any series of our common stock may have divergent interests (including our platform common stock and any tracking stocks that we may issue from time to time) will be generally resolved in a manner that is in the best interests of our company and all of our stockholders after giving fair consideration to the interests of the holders of each series of our common stock, as well as such other or different factors considered relevant by our board of directors (or any committee of our board of directors authorized for this purpose, including the conflicts committee of our board of directors).

Changes or Exceptions to our Policy

We will not materially modify, change, rescind or create exceptions to these policies, or adopt any material additional policies, unless we first obtain both the consent of our board of directors and a majority of the then outstanding shares of our common stock. In addition, we will not modify or change any restriction on reattributing underlying assets of a tracking stock, as described below under “—Restriction on Reattributing Underlying Assets of a Tracking Stock,” without also obtaining the consent of a majority of the then outstanding shares of the applicable tracking stock.

We will notify our stockholders in advance of any such proposed changes or exceptions to these policies through an information statement filed with the SEC, and if such changes or exceptions are approved then we will notify our stockholders of such changes or exceptions through the filing of a Current Report on Form 8‑K within four business days after such changes or exceptions are approved by our stockholders. Upon any such approval any such changes or exceptions will be binding and conclusive on all holders of our common stock.

However, we will not notify our stockholders of any modification, change, exception, rescission or addition to these policies if we determine that it is not material to the holders of any series of our common stock, in each case with such holders of such series taken together as a whole.

Tracking Stocks

We intend to enter into brand contracts on an ongoing basis, and we intend to create a separate tracking stock in connection with each new brand contract, with such tracking stock intended to track and reflect the economic performance of the related brand contract. We refer to each of these in general as a tracking stock, though each tracking stock will also be given a specific name at the time we create a new tracking stock. In general, a new tracking stock will be established from time to time concurrently with the initial public offering of that tracking stock.

Attribution

We attribute assets and liabilities to each tracking stock in accordance with these policies. By attributing assets and liabilities to a tracking stock we mean that we will designate such assets and liabilities for the account of that tracking stock on our internal financial accounts, and prepare our unaudited attributed financial information in accordance with such attributions.

We attribute the following assets and liabilities to each of our tracking stocks:

•

a fixed percentage of our ABI from the brand contract associated with a tracking stock. We will determine the exact percentage of ABI to be attributed to any tracking stock at the time such tracking stock is established. We expect generally (though not necessarily) that the ABI to be attributed for each new tracking stock will be 95% of the income from the related brand contract. We sometimes refer to this percentage of ABI as the “underlying asset” for a tracking stock;

•

any and all of our liabilities, costs and expenses that are directly attributable to such tracking stock, such as our direct costs arising out of our promotion of the brand linked to such tracking stock or arising out of or related to the maintenance and enforcement of the related brand contract, provided, however, that unless disclosed in the registration statement for a particular tracking stock, we will not attribute any of the expenses or costs related to any of our offerings of our tracking stocks (other than underwriting commissions as applicable for any offering) or incurred by us or our parent in connection with any brand development activities prior to the consummation of the offering of any tracking stock. Instead these expenses will be attributed to our platform common stock;

•

a pro rata share of our general liabilities, costs and expenses not directly attributable to any specific tracking stock (calculated based on attributable income), but excluding any non‑cash expenses that are allocated from our parent to us. Attributable expenses would include, for example, a pro rata portion of the service fee we pay to our parent pursuant to the management agreement (5% of our cash receipts). Expenses that would not be attributed would include expenses incurred by our parent, including any expenses incurred in providing services to us under the management agreement, to the extent in excess of our service fee to them;

•	as income, any covered amounts, as described below, for the brand contract associated with such tracking stock; and
•	as an expense, the pro rata share of any covered amounts, as described below, relating to any tracking stock (including the pro rata share of any covered amounts for such tracking stock).

We also attribute the following additional assets and liabilities to a tracking stock:

•

all net income or net losses from the assets and liabilities that are included in such tracking stock and all net proceeds from any disposition of any such assets, in each case, after deductions to reflect any dividends paid to holders of such tracking stock; and

•	any acquisitions or investments made from assets that are included in such tracking stock.

Restriction on Reattributing Underlying Assets of a Tracking Stock

Once we create a tracking stock and designate the “underlying assets” for that tracking stock we will not reallocate or reattribute such underlying assets to any other tracking stock, except in the limited circumstances and to the extent described below under “—Covered Amounts” and “—Financing Activities,” or to our platform common stock, provided that the foregoing shall not be deemed to restrict any conversion of a tracking stock to platform common stock upon the terms set forth in our certificate of incorporation. We refer to the restrictions in the immediately preceding sentence as the “restriction on reattributing underlying assets of a tracking stock.”

Platform Common Stock

Our platform common stock will initially have attributed to it all of our assets and liabilities that are not specifically attributed to our tracking stocks, whether currently existing or that we may establish from time to time. The assets attributed to the platform common stock will thus include, for example, any portion of the ABI for any brand contract that is not specifically attributed to the associated tracking stock. For example, we will attribute the 5% of our ABI under our initial brand contracts to the platform common stock, and expect to attribute a similar amount for each of our future brand contracts. In addition, to the extent not attributed to a particular tracking stock, our platform common stock will have attributed to it any of the direct liabilities, costs and expenses related to any of our offerings of our tracking stocks (other than underwriting commissions as applicable for any offering) or incurred by us or our parent in connection with any brand development activities prior to the consummation of the offering of any tracking stock.

Covered Amounts

As described above, income (and assets) and liabilities will generally be attributed to a tracking stock based on the income and liabilities of that tracking stock. However, if as a result of any debtor relief laws we do not receive any portion of our ABI from a brand contract then we will nonetheless attribute income during any period to the corresponding tracking stock in an amount equal to the difference between any amounts we actually receive under that brand contract and the amounts to which we would otherwise have been entitled to receive but for the debtor relief law. We refer to such difference as a covered amount.

In such a case, the covered amount will also be attributed as a general expense of Fantex, and we will attribute the pro rata share of any covered amounts to each tracking stock as an expense, as discussed above.

For purposes of this policy, “debtor relief laws” means the U.S. Bankruptcy Code, as now and hereafter in effect, or any successor statute to the U.S. Bankruptcy Code, and all other liquidation, conservatorship, bankruptcy, assignment for the benefit of creditors, moratorium, rearrangement, receivership, insolvency, reorganization, or similar debtor relief statute, law, ordinance, rule or regulation of the United States, any state thereof or the District of Columbia, or other applicable jurisdictions from time to time in effect.

Fiduciary and Management Responsibilities, Conflicts Committee

Because each of our platform common stock and tracking stock will be part of a single company, our directors and officers will have the same fiduciary duties to stockholders of our company as a whole (and not to the holders of any specific series of our common stock). Under Delaware law, a director or officer may be deemed to have satisfied his or her fiduciary duties to our company and its stockholders if that person is independent and disinterested with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith taking into account the interests of all of our stockholders as a whole. Our board of directors and officers, in establishing and applying policies with regard to intra‑company matters such as business transactions between our different series of common stock, and attribution of assets, liabilities, debt, corporate overhead, taxes, interest, corporate opportunities and other matters, will consider various factors and information that could benefit or cause relative detriment to the stockholders of any individual series of our common stock and will seek to make determinations that are in our company’s best interests and the best interests of our stockholders as a whole. If and when there are conflicting interests between any holders of any series of our common stock, our directors will use good faith business judgment to resolve such conflicts, including if applicable in the judgment of our board of directors, through our conflicts committee.

Our board of directors has established a conflicts committee that is responsible for reviewing all of our related party transactions in which our parent company, Fantex Holdings, is a party with an interest adverse to our interests or any outstanding tracking stock, including any decision to convert any of our outstanding tracking stock into our platform common stock following the two‑year anniversary of the filing of a certificate of designation creating such tracking stock. Following the consummation of this offering Fantex Holdings will be the sole holder of shares of our platform common stock. Our board of directors has also determined that each member of the conflicts committee must (a) satisfy the audit committee independence requirements under the rules and regulations of the SEC that would be applicable to Fantex if our shares were listed on a national securities exchange such as Nasdaq, (b) not have been an employee or director of our parent company at any time in the three years prior to his or her appointment to the conflicts committee and (c) not have any material interest in Fantex or Fantex Holdings.

Financing Activities

General

We may from time to time invest surplus cash, issue and repay short‑term and long‑term debt and the issue and repurchase any outstanding tracking stocks.

If we change the attribution of cash or other property from one tracking stock to another, we will account for such change as a short‑term loan unless our board of directors determines that a given change in attribution should be accounted for as a long‑term loan, an inter‑series equity investment, as a reduction of an inter‑series equity investment or as a transfer in exchange for cash or other assets. See “—Inter‑Series Loans” and “—Inter‑Series Investments” below.

Our board of directors will make these determinations, either in specific instances or by setting applicable policies generally, in the exercise of its informed business judgment. Factors our board of directors may consider in making this determination include:

•	the financing needs and objectives of the receiving tracking stock;
•	the investment objectives of the transferring tracking stock;
•	the current and projected capital structure of each tracking stock;
•	the relative levels of internally generated funds of each tracking stock; and
•	the availability, cost and time associated with alternative financing sources, prevailing interest rates and general economic conditions.

Our board of directors will make all changes in the attribution of material assets from one series to the other on a fair value bass, as determined in good faith by the board of directors. For accounting purposes, all such assets will be deemed reattributed at their carryover basis. To the extent that this amount is different than the fair value of the inter‑series loan or inter‑series equity investment created in the transaction, this difference will be recorded as an adjustment to the series equity. No gain or loss will be recognized in the statement of operations information for the tracking stock due to the related party nature of such transactions.

Inter‑Series Loans

If one tracking stock is deemed to lend to another, our board of directors will determine the terms of such loan, including the rate at which it will bear interest. Our board of directors will determine the terms of any inter‑series loans, either in specific instances or by setting applicable policies generally, in the exercise of its informed business judgment. Factors our board of directors may consider in making this determination include:

•	our company’s needs;
•	the use of proceeds of the receiving tracking stock;
•	the capital expenditure plans of and the investment opportunities available to each tracking stock; and
•	the availability, cost and time associated with alternative financing sources.

If an inter‑series loan is made, we intend to account for the loan based on its stated terms, and the resulting activity, such as interest amounts, will be recorded in the separate series financial results to be included in our financial statements but will be eliminated in preparing our financial statement balances.

There have been no inter-series loans as of the filing date of this Form 10-K.

Inter‑Series Investments

An inter‑series investment is an equity investment that holders of one tracking stock may make in another tracking stock. Inter‑series investments would be represented by the issuance of shares of the tracking stock into which an equity investment may be made.

There have been no inter-series investments as of the filing date of this Form 10-K.

Equity Issuance and Repurchases and Dividends

We will reflect all financial effects of issuances and repurchases of shares relating to any single tracking stock in our own financial information. We will reflect financial effects of dividends or other distributions on, and purchases of, shares relating to each tracking stock in the unaudited attributed financial information.

Inter‑Series Contracts

The terms of all current and future material transactions, relationships and other matters between and among our platform common stock and any series of tracking stock, including those as to which the holders of any tracking stock may have potentially divergent interests, will be determined in a manner considered by our board of directors to be in our company’s best interests and the best interests of our stockholders as a whole. In certain circumstances, decisions of our board of directors may also be subject to the approval of our conflicts committee.

Review of Corporate Opportunities

In cases where a material corporate opportunity may appropriately be viewed as one that could be pursued by holders of more than one tracking stock, our board of directors may, independently or at the request of management, review the attribution of that corporate opportunity to one of, or between, such tracking stocks. In accordance with Delaware law, our board of directors will make its determination with regard to the attribution of any such opportunity and the benefit of such opportunity in accordance with their good faith business judgment of our company’s best interests and the best interests of our stockholders as a whole. In certain circumstances, decisions of our board of directors may also be subject to the approval of our conflicts committee. Among the factors that our board of directors may consider in making this attribution is:

•	whether a particular corporate opportunity is principally related or complementary to the business focus or strategy of any particular tracking stock;
•	whether one tracking stock will be better positioned to undertake the corporate opportunity than another tracking stock;
•	existing contractual agreements and restrictions; and
•	the financial resources and capital structure of each tracking stock.

Financial Statements and Other Financial Information

We present financial statements in accordance with GAAP, consistently applied. We also provide unaudited attributed financial information as an exhibit to our periodic reports that we file pursuant to the Exchange Act. The unaudited attributed financial information shows the attribution of our assets, liabilities, income (loss) from brand contracts, expenses and cash flows to each of the tracking stocks and our platform common stock, in accordance with the attribution policies set forth above. Unaudited attributed financial information also includes, if applicable, attributed portions of our debt, interest and taxes, in accordance with the attribution policies set forth above. We make these attributions for the purpose of preparing such information; however, holders of our tracking stocks and our platform common stock will continue to be subject to all of the risks associated with an investment in our company and all of our company’s businesses, assets and liabilities.

In addition to the unaudited attributed financial information, at least until such time as we no longer have significant concentration among our tracking stocks relative to our consolidated financials, we will include in our audited annual reports statements of cash receipts from included contracts with respect to each of our brand contracts.

Taxes

General Policies

Taxes and tax benefits, payments that are required to be made by, or are entitled to be received by, us and certain tax‑related losses are attributed among the various series of our common stock in accordance with the following tax sharing policies.

These tax sharing policies may differ from the manner in which taxes and tax benefits of each series of our common stock are reflected in our financial statements. For financial statement purposes, taxes and tax benefits attributable to each series of our common stock generally are accounted for in a manner similar to a stand‑alone company basis in accordance with GAAP. Any differences between the tax sharing policies described below and the taxes and tax benefits of each of our business units reported in the financial statements are reflected in the attributed net assets of the various series of our common stock for financial statement purposes.

In general, for purposes of these tax sharing policies, any tax item (including any tax item arising from a disposition) attributable to an asset, liability or other interest of series of our common stock is attributed to that series. Tax items that are attributable to any series of our common stock that are carried forward or back and used as a tax benefit in another tax year are attributed to that series.

Income Taxes

To the extent that federal, state, local or foreign income taxes are determined on a basis that includes the assets, liabilities or other tax items of more than one series of our common stock then income taxes and income tax benefits are shared among our series of common stock based principally on the taxable income (or loss), tax credits and other tax items directly related to each series of our common stock. Such attributions will reflect each series’ contribution, whether positive or negative, to our taxable income (or loss), income tax liabilities and tax credit position. Consistent with the general policies described above, income tax benefits that cannot be used by the series of our common stock generating such benefits, but can be used to reduce the taxable income of another the series of our common stock, are credited to the series that generated such benefits, and a corresponding amount is charged to the series utilizing such benefits. As a result, under this tax sharing policy, the amount of income taxes attributed to a series of our common stock or the amount credited to a series of our common stock for income tax benefits may not necessarily be the same as that which would have been payable or received by the series had that series filed separate income tax returns.

Non‑Income Taxes and Non‑Income Tax Benefits

In any taxable period, if any non‑income taxes or non‑income tax benefits are determined on a basis that includes the assets, liabilities or other tax items of more than one series of our common stock, then any such non‑income taxes or non‑income tax benefits are attributed to each series of our common stock based upon its contribution to our non‑income tax liability (or benefit). Non‑income tax benefits that cannot be used by the series of our common stock generating such benefits, but can be used to reduce taxes of another series, are credited to the series that generated such benefits, and a corresponding amount is charged to the series utilizing such benefit.

Any income or non‑income taxes or tax benefits that are determined on a basis that includes only the assets, liabilities or other tax items of one series are attributed to that series.

Government Regulation

Because we have offered, and in the future we intend to offer, our tracking stocks to the general public via an initial public offering, we must register our tracking stocks with the SEC and various state securities regulators.  The process of offering our tracking stocks is subject to extensive regulation and supervision under both federal and state securities laws, and we require approval from the SEC and state securities regulators in order to offer our tracking stocks in a particular jurisdiction.

Changes in federal or state government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations, including by hindering or preventing our ability to enforce our brand contracts or conduct offerings of tracking stocks. In addition, our brand contracts are intended to be effective in perpetuity and may be terminated only upon mutual agreement of the contract party and us. In some jurisdictions perpetual contracts have been found to be against public policy and therefore terminable in some circumstances. Our brand contracts are governed by California law, and California legal decisions do not disfavor express contractual terms for indefinite duration. However, we can provide no assurances that a California court may not rule differently in the future, or that a court of another jurisdiction might attempt to apply a different choice of law to our brand contracts. If this occurs, then we may become involved in expensive and time consuming litigation, or may be unable in certain cases to enforce our brand contracts. Any other changes in or interpretations of current laws and regulations could also require us to increase our compliance expenditures, inhibit our ability to enter into new brand contracts or cause us to significantly alter or to discontinue offerings of additional tracking stocks. Altering the terms of our brand contracts or tracking stocks to comply with changes in or interpretations of applicable laws and regulations could require significant legal expenditures, increase the cost of managing or acquiring our brand contracts or make offerings of our tracking stocks less attractive to investors. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to any such changes or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

Competition

Our business is unique and we are not aware of anyone at this time who is attempting to engage in our business model or who is directly competitive to us. We may, if successful, face competition from sports management agencies and sports marketing agencies with respect to our marketing activities. We believe that if we did face competition from these types of agencies it would be based in part on the strength of the relationships they have with professional athletes, entertainers and other high‑profile individuals. In this regard these companies are more established and may have more extensive industry contacts and direct relationships with these brands than we do. However, we also believe that if there were competition from these types of agencies it would be based on the effectiveness of the marketing efforts and the relative cost to the brand of these services, and we believe that we would be competitively differentiated from these agencies in each of these areas.

With respect to the effectiveness of the marketing efforts, although we are an early stage start‑up company, we believe we have assembled, through Fantex Holdings, a unique team with crossover talent in sports, sports marketing and digital marketing and technology, which we believe will allow us to be effective at implementing marketing strategies, including with respect to digital marketing in general to help enhance brand value. We are not aware of any of the major sports management or marketing agencies who currently are attempting to engage in these types of marketing activities, and we do not believe they would be willing to shift their focus to these activities in the future. We believe the sports marketing agencies in effect act closer to the capacity as sales agencies. In large part they sell a product (the brand) to the buyer (an endorsement partner). We intend to make the product (the brand) better, which we believe will ease their ability to sell that product to the buyers (the endorsement partners). We believe this will enhance our relationship with these agencies and there would be incentives for us to work collaboratively with our brands and their management and marketing agencies to achieve the best results for our mutual brands.

With respect to the cost to the athlete of the marketing efforts, our business model provides that we make an upfront investment to purchase a minority interest in the future value of our brands, so the overall cost to a brand will correlate to the longer‑term success and sustainability of their brand. Although we currently have limited resources to employ in the enhancement of the value of the brand contract and have fewer industry relationships than sports management agencies and sports marketing agencies, we believe that building a portfolio of brands will enable us to achieve economies of scale and increase brand reach across our portfolio more efficiently. We do not believe that sports management agencies or sports marketing agencies would be willing to duplicate our model.

Employees

As of December 31, 2014, we had no employees. We are being supported by personnel employed by our parent. As of December 31, 2014, our parent had 40 full‑time employees and 1 part-time employee. Of these full-time employees, three were engaged in support administration for our operations, including legal and finance, and nine were engaged in other activities related to our business, six of whom were engaged in our business full‑time. None of these employees are represented by labor unions or covered by collective bargaining agreements. Our parent considers employee relationships to be good.

Corporate Information and Websites

The Company’s internet address is https://fantexbrands.com/. This Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, https://fantexbrands.com/about-fantex-inc/investor-relations/sec-filings/default.aspx as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Audit Committee, Compensation Committee, conflicts Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website at https://fantexbrands.com/about-fantex-inc/investor-relations/governance/default.aspx. Information on our website does not constitute a part of, and is not incorporated by reference into, this Form 10-K.

The public may read and copy any materials filed by us with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

Risks Relating to Our Limited Operating History, Financial Position and Capital Needs

We have incurred significant losses since our inception and anticipate that we will continue to incur losses in the future.

We incorporated in Delaware in September 2012 as a wholly‑owned subsidiary of Fantex Holdings. We are currently in a start‑up phase and to date have relied on our parent to conduct our operations. We therefore have a very limited operating history. Investment in our company is highly speculative because it entails substantial upfront cost and significant risk that we may never become commercially viable. Our parent has incurred significant expenses on our behalf. Our parent is not obligated to continue to incur expenses on our behalf except as required under our management agreement with them, and we expect that we will incur significant expenses related to our ongoing operations. For the years ended December 31, 2014 and 2013, we reported a net loss of approximately $6.3 million and $3.6 million respectively, and had accumulated losses since inception of approximately $7.3 million.

 We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue evaluating, targeting and accessing brands, negotiating the acquisition of minority interests in those brands that meet our criteria, and developing the infrastructure necessary to support our ongoing operations. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the rate at which we are able to acquire brands that meet our criteria and the ability of our acquired brands to generate income and cash flow. Even if our brands generate cash flows they may not produce payments quickly enough to cover our expenses. If any individuals with whom we have or may contract in the future, fail to make payments in amounts we expect, or at all, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expected future losses will have an adverse effect on our stockholders’ equity and working capital.

We have a very limited operating history, which may make it difficult for investors to evaluate the success of our business to date and to assess our future viability. Our business model also requires us to make substantial upfront payments to our contract parties in exchange for rights to future payments.

Our operations to date have been limited to organizing and staffing our company, evaluating, targeting and accessing brands that meet our criteria, negotiating the acquisition of minority interests in those brands, engaging in the registration process for the offering of shares of tracking stocks relating to our existing brand contracts and managing our brand contracts.

As of the filing date of this Form 10-K, we have entered into six brand contracts, one with each of Alshon Jeffery, Michael Brockers, Mohamed Sanu, EJ Manuel, Vernon Davis and Arian Foster, who are professional athletes in the NFL. We intend to enter into additional brand contracts in the future with other contract parties and are actively pursuing these brand contracts, but as of the filing date of this Form10-K we have no current commitments to enter into another brand contract. Each of our brand contracts requires us to make an upfront cash payment, and we expect that any other brand contracts that we enter into in the future with other contract parties will also require us to make upfront payments, in return for the right to future payments based on our ABI.

Therefore, our business model requires us to make substantial upfront payments to our contract parties in exchange for rights to future payments. We will be at risk if for any reason we do not receive those future payments, or if they are less than we would need to be profitable or to offset our expenses. We have no history to demonstrate, and we can make no assurances, that our business model will be successful, or whether any of our brand contracts will be profitable. Consequently, it will be difficult for anyone to predict our future success, performance or viability, and more difficult than it would be if we had a longer operating history and/or successful brand contracts to judge the viability of our business model. Any such predictions may not be accurate or reliable.

We may not receive the cash amounts that we expect, or any at all, from our brand contracts with our contract parties or from any future brand contracts and we may never generate sufficient income to become profitable.

As of December 31, 2014, we have not generated any income or cash flow from any brand contract other than the Vernon Davis brand contract, EJ Manuel brand contract and Mohamed Sanu brand contract. Subsequent to year end we consummated our agreement with Alshon Jeffery. These agreements represent our only source of cash flows. We may not receive the cash amounts that we expect, or any at all, from any of our brand contracts.

Our ability to generate income from the brand contracts and become profitable will depend, among other things, upon our ability to successfully evaluate, target and access brands that have the potential to generate significant brand income, acquire a minority interest in the brand income from these brands for an appropriate purchase price, aid our acquired brands in enhancing their value in amounts sufficient to provide a return on our investment, and enforce the brand contracts and collect our ABI with respect to these brands. Even if we are able to successfully do these and other things that are within our control there are numerous other factors, some of which are not within our control, that might impact our ability to generate income or cash flows or be profitable, including those discussed in these Risk Factors.

In addition, there are numerous risks and uncertainties associated with the brands in which we invest, including that the success of our brand contracts will depend upon the contributions, success and longevity of an individual in their primary occupation, such as an athlete in the NFL. Therefore, we are unable to predict the timing or amount of future cash receipts, or when or if we will be able to achieve or maintain profitability. Even if we are able to acquire, manage and develop brands as described above, we anticipate incurring significant costs associated with our efforts to achieve or maintain profitability.

Our business strategy depends in large part on our ability to build a robust platform of brands by entering into additional brand contracts. We may not be able to enter into additional brand contracts in the future, or enter into the number of additional brand contracts that we anticipate would be necessary to support our business model.

Our strategy of enhancing brand reach and brand value for our acquired brands depends in large part on our ability to build a robust platform of brands and benefit from economies of scale and an ability to cross‑pollinate and share best practices across our acquired brands. For example, any direct investment of resources that we make in any promotional activities relative to one brand contract must exceed a return that is at least approximately eight to ten times our investment in order to increase the value of such tracking stock. Thus, unless we achieve significant economies of scale in our ability to deliver brand enhancing value at a low cost across all our tracking stocks (by, for example, utilizing fixed, in‑house personnel rather than incurring out‑of‑pocket third party costs), then we will not likely be able to make investments at a cost that would allow for a positive return on our investment. Accordingly, we are actively pursuing additional brand contracts that we intend to enter into in the future. However, as of the filing date of this Form 10-K, we have no current commitments to enter into another brand contract.

We do not know if future potential contract parties will agree to enter into additional brand contracts and we may not be able to attract sufficient additional brand contracts. For example, future potential contract parties may not view the brand contract as an attractive value proposition to them due to any number of factors, including differing expectations of an appropriate purchase price that reflects the agreed upon ABI, which may be based on any number of factors, such as:

•	we and future potential contract parties may not agree on the assumptions and estimates used to determine the estimated future earnings of potential contract parties;
•

potential contract parties may not want to incur legal, tax and other burdens associated with entering into a brand contract, including, for example, ongoing information and disclosure requirements, as well as the potential risk, due to the lack of any currently binding or authoritative guidance from the IRS, that the ABI we are purchasing from the contract party could be reportable income for the contract party, and, as a result, that it may not be fully deductible for U.S. federal income tax purposes;

•	the potential impact of possible disclosure of the terms of material included contracts, and the impact 36 that these disclosure obligations may have on the ability of a contract party to enter into additional endorsement deals or to participate in other brand‑income generating activities;
•	any negative perception by the media, fans, leagues, clubs or others of our business model;
•

any negative perception by the media, fans, leagues, clubs or others of any of our current contract parties or other future contract parties, as a result of their decision to enter into a brand contract with us, or otherwise; and

•	the performance of our brand contracts or other brand contracts that we may enter into in the future, and/or the performance of the related tracking stock, which may be worse than anticipated.

As a result, we may be forced to revise our business model to attract additional brand contracts. For example, we are not currently contractually obligated to expend capital on enhancing the brand value of our contract parties. Contract parties may require us to contractually agree to provide certain minimum levels of marketing services in order to enter into brand contracts, which we may not be able to provide or which may not give us sufficient return on capital to make the brand contract profitable. Moreover, we or our parent may be asked to provide an indemnity to the contract party against any tax risk to them as a result of the uncertainty discussed above. For example, our parent has agreed to provide an indemnity to each of our current contract parties if their respective ABI is reportable and not deductible, and either we or our parent may have to agree to similar tax indemnities for future contract parties until there is additional guidance in this area or sufficient history with our contract parties. Even if potential contract parties are willing to agree to enter into additional brand contracts with us, the leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict our ability or make it more costly for us to enter into future brand contracts. And even if we are successful in entering into additional brand contracts with additional contract parties, we may not be successful in conducting offerings to finance the purchase price under these brand contracts.

We will need to obtain additional funding to continue operations and brand contract acquisition at current levels. If we fail to obtain the necessary financing, or fail to become profitable or are unable to sustain profitability on a continuing basis, then we will need to significantly delay, scale back or discontinue the current levels of our brand contract acquisition and operations.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, our business plan may not be successful.

Any brand contracts that we enter into in the future with other contract parties will require us to make substantial upfront payments to acquire the ABI under such brand contracts. We do not, and we do not expect to have, the necessary funds that we would need to make any of these upfront payments under future brand contracts. Therefore, we expect that our future brand contracts for the foreseeable future will be contingent upon obtaining financing to fund the acquisition of the ABI in the respective brands, and we intend to finance these acquisitions through the issuance of additional tracking stocks linked to the value of such brands. Such financing may be expensive and time consuming to obtain, and we may not have investor interest that would enable us to obtain such financing. Our parent has purchased approximately $8.3 million in the company’s tracking series as a stand-by purchaser in the four initial public offerings we have consummated to date so that the offerings could be completed and we do not expect our parent will continue to purchase similar amounts in the future.

In addition, our operations (excluding upfront payments under future brand contracts) have consumed substantial amounts of cash since inception, and we expect they will continue to consume substantial amounts of cash as we aggressively build our platform of brands and our internal marketing, compliance and other administrative functions. To date, these operations have been financed primarily by equity contributions from our parent. We are dependent on the continued support of our parent; at this time our parent intends to continue to fund operations for at least the next 12 months. Our parent has no obligation to continue to finance our operations except as required under our management agreement with them. Although we believe future funding from our parent together with existing cash and cash equivalents, and interest thereon will be sufficient to fund our projected operating expenses for the next 12 months, as noted above, we will require additional capital to finance the acquisition of future brands, and we may also need to raise additional funds sooner if our operating and other expenses are higher than we expect or our cash received from brand contracts is lower than we expect.

Until we can generate a sufficient amount of cash from our brand contracts, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may not be able to continue to acquire additional ABI in other brands and we may have to significantly delay, scale back or discontinue our operations. If we raise additional funds through the issuance of additional debt or equity securities it could result in dilution to our existing stockholders, and/or fixed payment obligations that could reduce our ability to pay dividends or otherwise fund our other operations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license brands without consent and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

Our forecast of the period of time through which our financial resources will be adequate to support our operations (excluding upfront payments under future brand contracts) is a forward‑looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed elsewhere in this “Risk Factors” section. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. Our future funding requirements, both near and long‑term, will depend on many factors, including, but not limited to:

•	the rate at which we begin to realize income under our existing brand contracts, as well as under any additional brand contracts that we may enter into in the future;
•	the cost of our efforts to evaluate, target and access the brands that meet our criteria, as well as the cost and expense of negotiating any new brand contracts;
•	our ability to enter into additional brand contracts, and if so the amount of the upfront purchase price that we would have to pay to acquire rights under any such brand contracts;
•	the level of participation required by our parent as a standby purchaser to conclude any future initial public offerings;
•	the number and characteristics of any new brand contracts that we may enter into;
•

the cost and expenses of any equity or debt financings that would be necessary to pay the purchase price under any additional brand contracts, and any regulatory or other delays in any of these offering processes;

•	the effect of competing technological and market developments;
•	the cost of establishing and building our sales, marketing and compliance capabilities; and
•	the rate at which we invest in marketing and other costs to assist our acquired brands in building and enhancing the value of their brands.

If a lack of available capital means that we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Risks Relating to Our Brand Contracts and Our Business

Our principal source of cash flows for the foreseeable future will be derived from our brand contracts.

Our principal source of cash flows for the foreseeable future will be derived from our brand contracts. There are a number of risks relating to brand contracts. If any of these risks occur it could have a material and adverse impact on our business, financial condition and results of operations.

We have very limited experience managing brand contracts and we have very limited historical performance data about our brand contracts.

We entered into our first brand contract with Arian Foster on February 28, 2013, a subsequent brand contract with Vernon Davis on October 30, 2013, a brand contract with EJ Manuel on February 14, 2014, a brand contract with Mohamed Sanu on May 14, 2014, a brand contract with Alshon Jeffery on September 18, 2014 and finally, a brand contract with Michael Brockers on January 9, 2015. As of the filing date of this Form 10-K, the only cash due to us under these brand contracts is the ABI under the Vernon Davis brand contract, the ABI under the EJ Manuel brand contract, the ABI under the Mohamed Sanu brand contract and the ABI under the Alshon Jeffery brand contract.  Due to our limited experience with brand contracts, we have limited historical performance data regarding our ability to generate cash receipts from the management of brand contracts and the likelihood of long‑term performance of the contract party, or our ability to aid our brands in enhancing their brand reach and brand value. As a result, the brand contracts that we enter into may generate lower ABI than we anticipate, or none at all. We may therefore pay a purchase price for ABI that is too high. As we gain more experience with our brand contracts, we may change how we estimate the brand value of future brand contracts, and investors who invest early may not benefit from the experience that we gain from our early brand contracts.

Our cash received under our brand contracts will depend upon the continued satisfactory performance of the related contract party, and we do not have any rights to require the contract party to take any actions to attract or maintain or otherwise generate brand income.

Some or all of the brand income that a contract party is expected to generate is contingent on continued satisfactory performance and is not guaranteed. Although we structure our brand contracts so that the contract party maintains the substantial majority of future brand income to help ensure that the contract party will maintain incentives to continue to generate brand income, we can provide no assurances that the contract party will do so. The contract party may retire from such contract party’s primary occupation, such as an athlete in the NFL, at any time and for any reason, subject only to a requirement to repay us the amount of the purchase price we paid such contract party, plus certain expenses and net of any amounts already paid to us, if the contract party retires within two years. In addition, if the contract party voluntarily retires during such period, such contract party may have other obligations under other contracts to pay back upfront payments, such as a signing bonus, and the contract party may not have the funds to meet all of its obligations at that time. The contract party has no obligation to take any actions to generate brand income, and may choose not to do anything to generate brand income. In addition, even if the contract party chooses to engage in additional brand income generating activities, their ability to do so may be restricted under their existing or future contracts. Moreover, brand income under our brand contracts generally only includes income that the contract party may receive in the future in such contract party’s primary occupation at the time, such as an athlete in the NFL, and related fields, such as broadcasting and coaching. Our brand contract contains no restriction on the ability of the contract party to change professions or earn money in unrelated fields, and such income may not be brand income. In any of these events, we may lose some or all of the brand income in the future under a brand contract, in which case our cash receipts would decline.

The contract party is neither our affiliate, nor a director, officer or employee of our company and owes no fiduciary duties to us or any of our stockholders. The contract party has no obligation to enhance the value of their brand or disclose information to our stockholders.

Events in the contract party’s personal life, including relationships with spouse, family, friends, etc. could have a significant impact on the contract party’s performance on the field. The contract party’s obligations to disclose such personal events is limited to the obligations under the brand contract and the contract party is under no obligation to disclose any personal matters to the holders of shares of our tracking stocks. Furthermore, although the contract party is contractually obligated to disclose all material facts to us, we cannot guarantee that the contract party will comply with such disclosure requirements or that we can independently verify or uncover material events in the contract party’s personal life. In addition, the contract party has no obligation to enhance the value of their brand. For example, Vernon Davis chose not to participate in the San Francisco 49ers’ offseason conditioning program in 2014 and therefore did not earn a $200,000 workout bonus for which he was eligible. Vernon Davis also was fined $70,000 for failing to attend a mandatory 2014 preseason minicamp. In addition, a contract party in the NFL may agree to a salary reduction to assist their team in staying within the league salary cap, to be on a more competitive team, or to stay with a specific team, all of which may have the effect of reducing potential brand income and conflict with stockholders’ interests in maximizing brand income. Since the contract party’s obligations under the brand contract are solely limited to obligations owed to us, the holders of shares of our tracking stocks have no contractual right to enforce such obligations against the contract party. Furthermore, since the contract party is neither a director nor an officer of our company, such contract party owes no fiduciary obligations to the holders of shares of our tracking stocks. As a result, our stockholders will have no recourse directly against the contract party, either under the brand contract or under the securities laws.

Profitability of our brand contracts may also depend upon the contract party’s ability to attract and maintain endorsements and attract and maintain other brand income generating activities.

The purchase price that we expect to pay for future ABI under our brand contracts is based on our assumption that the contract party will generate brand income in excess of that which may be predictable under the included contracts. Therefore, we expect that the contract party will need to be able to maintain existing included contracts as well as attract and maintain additional endorsements and other brand income generating activities. As noted above, the contract party has no obligation to take any actions to generate brand income, or to take any actions to increase the amount of brand income that the contract party currently generates. However, even if the contract party desires to and attempts to attract and maintain additional endorsements and other brand income generating activities there can be no assurances that such contract party will be able to do so.

Competition for endorsements and other brand income opportunities is intense. These opportunities may depend on a variety of factors, including the primary occupation, such as an athlete in the NFL, and perceived value of such profession to marketing executives, and on‑field factors in the primary occupation, such as quality of the contract party’s performance, whether or not the contract party plays for a winning team, plays in post‑season games or wins individual awards or is named to the Pro Bowl or All‑Pro Team, the market in which the contract party performs, skill of the contract party at such contract party’s position, the style of play and potential to perform in the future, as well as intangible traits off the field such as personality, personal drive and ambition, “likability,” authenticity and consistency. Thus, future endorsements and other brand income opportunities may be difficult to attract and maintain, and they may not generate as much brand income as we expect or that they have historically. A downturn in the performance of the contract party or even the team on which the contract party plays, whether the current team or a different team, could adversely affect such contract party’s ability to attract and maintain endorsements. Even if the contract party enters into multi‑year agreements that are capable of generating significant brand income, such agreements may have termination clauses relating to performance, character or other reasons, or such agreements may become the subject of disputes. We will have no rights under our brand contracts to require the contract party to pursue any remedies or engage in any disputes with any third parties.

Brand income may decrease due to factors outside the control of the contract party, such as an injury, illness, medical condition or death of the contract party, or due to other factors such as public scandal or other reputational harm to the contract party. In any such event, we do not maintain any insurance against such an event, and it is likely that the brand income with respect to such brand contract will not return to its prior levels or may cease completely.

Our focus for the foreseeable future is to enter into brand contracts with high‑profile athletes who play professional sports. There is a high risk of injury in many professional sports, and in particular in the NFL. Nevertheless, we do not maintain any insurance against the loss of any brand income as a result of injury, illness, medical condition or death of the contract party. Therefore, if a contract party becomes injured or sustains a serious illness or other adverse medical condition in the course of their professional career or otherwise, or dies, the brand income, and thus our ABI, would likely be dramatically less than we anticipate, and it is likely that such brand income would not return to its prior levels or may cease completely.

In some cases, we may also expect to receive material amounts of brand income from existing and future endorsement agreements entered into by the contract party, as well as other public activities related to the primary occupation of the contract party, such as television broadcasting. We believe that the contract party’s ability to attract and maintain any such endorsement agreements as well as other sources of brand income could depend on the contract party’s reputation and ability to be viewed favorably by the public. Prior to entering into a brand contract, we assess the character and reputation of the contract party and the brand through our independent assessments, industry references and background checks conducted by third parties. However, there can be no assurance that our review process uncovers all facts and characteristics that could adversely affect the reputation of a contract party or the value of the brand contract, or that our assessment of reputational risk based on our due diligence is accurate. Even if our review process provides us with an accurate assessment of the character and integrity of a contract party as of the date of our review, there can be no assurance that circumstances in the future will not change, or that a contract party may not suffer reputational damage in the future, whether as a result of future behavior or otherwise.

Any harm to the public reputation of a contract party, or association of the contract party’s name with a public scandal, may reduce the contract party’s ability to enter into and maintain future endorsements and other sources of brand income and as a result, brand income would likely decrease or may cease completely.

The contract party or other third parties may refuse or fail to make payments to us under the brand contracts.

Our cash flows depend on contract parties and other third parties making payments of ABI to us. A contract party or other third party may dispute amounts to which we believe we are entitled, or may be unwilling or unable to make payments to which we are entitled, including for reasons discussed elsewhere in these risk factors.

In either event, we may become involved in a dispute with the contract party or other third party regarding the payment of such amounts, including possible litigation. Disputes of this nature could harm the relationship between us and the contract party or other third party, and could be costly and time‑consuming for us to pursue.

Failure of the contract party or other third party to make payments of our ABI to us for any reason would adversely affect our business and in particular the value of a tracking stock if the failure to pay relates to the brand contract associated with any tracking stocks.

In addition, if the contract party or other third party who may be obligated to make payments to us were to become the subject of a proceeding under the United States Bankruptcy Code or a similar proceeding or arrangement under another state, federal or foreign law, our rights and interests under the brand contract or otherwise may be prejudiced or impaired, perhaps significantly so. In such circumstances, we may be precluded, stayed or otherwise limited in enforcing some or all of our rights under the brand contract or otherwise and realizing the economic and other benefits contemplated therein. To the extent we do not receive payments under a brand contract to which we would otherwise be entitled as a result of any such debtor relief laws, then the amount of such payments we do not receive will nonetheless be attributable to the respective tracking stock. In such an event, such shortfall in income will be treated as a general expense of Fantex and be shared pro rata (calculated based on attributable income) among all of our then outstanding tracking stocks. As a result, the market value of a tracking stock could decline if another brand contract that is not related to a tracking stock is unenforceable as a result of debtor relief laws.

Our brand contracts are not secured by any collateral or guaranteed or insured by any third party other than the contract party, and an investor must rely on Fantex to pursue remedies against the contract party in the event of any default.

The payments under a brand contract will be unsecured obligations of the contract party and will not be secured by any collateral, nor guaranteed or insured by any third party or governmental authority. Therefore, we will be limited in our ability to collect any payments that may be owed to us under a brand contract if those amounts are not paid. Generally, we would have to pursue remedies against the contract party or other third parties to whom our ABI was assigned by the contract party.

If the contract party defaults under the brand contract, there can be no assurances that the contract party will have adequate resources, if any, to satisfy any obligations to us under the brand contract. In addition, our brand contracts will require that our ABI be directly assigned to us by the contract party where commercially practicable. It may be necessary, therefore, for us to also pursue remedies against counterparties to included contracts. These counterparties may assert that the assignment of brand income by the contract party did not create an obligation on their part to pay any brand income to us.

If a contract party does not comply with the terms of an included contract, our management, at its discretion, could decide not to pursue damages for the contract party’s breach, which could adversely affect the amount of brand income that we receive under a contract.

Moreover, payment of the ABI is an obligation of the contract party to us, not obligations to our stockholders. Our stockholders will have no recourse directly against the contract party.

The brand contract does not restrict the contract party from incurring unsecured or secured debt, nor does it impose any other financial restrictions on the contract party.

If the contract party incurs additional secured or unsecured debt after entering into a brand contract with us, or if the contract party incurs excessive expenses, the contract party may be impaired in its ability to make payments to us under the brand contract. In addition, additional debt or expenses may adversely affect the contract party’s creditworthiness generally, and could result in the financial distress, insolvency, or bankruptcy of the contract party. To the extent that the contract party has or incurs other indebtedness and expenses and cannot pay all of its indebtedness or expenses, the contract party may choose to make payments to other creditors rather than us.

To the extent a contract party incurs other indebtedness that is secured, such as mortgage, home equity, or auto loans, the ability of secured creditors to exercise remedies against the assets of the contract party may impair the contract party’s ability to make payments to us under the brand contract. The contract party may also choose to repay obligations under secured indebtedness before making required payments on the brand contract because the contract party has no collateral at risk in the case of the brand contract.

The financial and other information that we obtain from the contract party or other third parties may be inaccurate and may not accurately reflect the true financial position of the contract party, and the risk of default on the brand contract may be significant and may be higher than we anticipate.

Prior to entering into a brand contract, we conduct a review of the contract party that includes collecting financial and other information from the contract party to evaluate financial suitability of the contract party, including a review of assets, liabilities, existing commitments, tax returns and credit scores. We also conduct background checks and obtain credit reports from the major credit rating agencies to help us assess the ability of the contract party to meet their financial obligations. However, we do not verify this information and it may be inaccurate or incomplete. For example, the credit score assigned to a contract party may not accurately reflect the actual likelihood that the contract party will perform under the brand contract because the credit score may be based on outdated, incomplete or inaccurate consumer reporting data, and we do not verify the information obtained from the contract party’s credit report. If information that is supplied to us by the contract party or other third parties is inaccurate or incomplete, the risk of default on the brand contract may be significant and may be higher than we anticipate.

Our due diligence procedures may not reveal all relevant information regarding a targeted brand acquisition and may result in an inaccurate assessment of the projected value of an acquired brand.

Prior to entering into a brand contract with an athlete, entertainer or other high profile individual, we conduct due diligence and review the included contracts of such contract party and other documents to support our estimate of such contract party’s projected brand income. As part of this due diligence process and assessment, we will rely in part on the contract party to fully address our questions by disclosing all relevant information and, in some cases, on information provided by third parties. However, our due diligence processes may not uncover all relevant facts, and our brand acquisitions may not be profitable. Although our brand contracts with our contract parties obligates them to, and we intend to require future contract parties, if any, to contractually agree to, disclose all material facts to us, we cannot guarantee that our current contract parties or any future contract party will comply with such disclosure requirements or that we can independently verify or uncover material events about our current contract parties or any such future contract parties.

The valuation of our brand contracts and expected ABI requires us to make material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations.

Our principal assets are expected to be derived from our brand contracts with athletes, entertainers and other high‑profile individuals. Those assets are considered “Level 3” assets under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets incorporates significant inputs that are not observable. Fair value of future expected brand income is determined by measuring expected returns on player contracts, anticipated lengths of player careers and related contracts, anticipated future endorsements and anticipated renewals of existing contracts based on comparable individuals in the same industry. However, valuation of the expected brand income is highly speculative due to the heavily subjective nature of identifying comparable athletes or entertainers and is inherently difficult due to the uniqueness of each professional athlete or entertainer and the limited number of available comparable athletes and entertainers.

The fair value measurement of Level 3 assets is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets. To determine the amount of our purchase price and the fair values of our brand contracts with our contract parties, we applied discount rates subjectively determined in our analysis based on assumptions that have not been reviewed by any independent financial advisor. If we determine in the future that the discount rates we used were too low, then our estimate of the fair value of any of our brand contracts may be too high. See “Item 7—  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of fair value measurements.

Failure of a contract party to adequately protect their intellectual property could injure the value of the contract party’s brand.

We invest in high‑profile brands through our brand contracts. Therefore, the success of our brand contracts is dependent on the contract party protecting their brand from intellectual property infringement (such as counterfeiting and other unauthorized uses of their intellectual property rights). Although contract parties may seek to protect the intellectual property rights associated with their brand by ensuring that they own and control certain intellectual property rights in and to those assets and, where appropriate, by enforcing those intellectual property rights, it may not be possible to detect all instances of brand infringement. Additionally, where instances of brand infringement are detected, we cannot guarantee that such instances will be prevented as there may be legal or factual circumstances that give rise to uncertainty as to the validity, scope and enforceability of a contract party’s intellectual property rights. We will have no rights under the brand contract to enforce any intellectual property rights of the contract party or the brand. Infringement of their trademark, copyright and other intellectual property rights by others could have an adverse effect on the brand income, and thus the ABI that we receive under the brand contract. If any contract party were to fail or be unable to secure, protect, maintain and/or enforce the intellectual property rights that vest in their brand, then we could lose a portion of our cash stream that would have been received from such brand assets.

Our cash received under brand contracts may fluctuate due to seasonality.

The cash receipts under our brand contracts may be subject to seasonal variation, limiting the overall comparability of interim financial periods. For example, the salary under NFL player contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year. As a result, our interim results and any quarterly financial information may not be indicative of the financial performance for the whole year.

An economic downturn and adverse economic conditions may harm a contract party’s earning potential.

Economic downturns and adverse conditions in the global markets may negatively affect the earnings of a contract party. For example, the NFL market salary cap is dependent upon the revenues the NFL receives. In addition, endorsements may depend in part on the actual or perceived personal disposable income of consumers and marketing budgets of endorsement partners. These commercial contract payments are contingent upon the expenditures of businesses across a wide range of industries, which industries may cut costs in response to any economic downturn.

Our ability to increase the value of any of our brands may be limited and our investments in the promotion of any of our brands may cause the market value of our stock to decline.

Our management and board of directors will have complete discretion in determining the scope and execution of our brand promotion efforts, if any, with respect to our brands. Any investment we may make to promote our acquired brands will be for long‑ or medium‑term results and would not be expected to increase brand income in the near‑term, if at all. Any expenditures that we may make on promotional activities that are attributable to a single brand will be an attributable expense to the associated tracking stock. To the extent that our promotional activities increase the attributable income of a tracking stock by an amount less than the attributable expenses for the promotion, the attributed retained earnings of that tracking stock would decline. There can be no assurances that our management will promote any of our brands in a manner that creates value for the associated tracking stock or any of our other stockholders.

Confidentiality agreements with employees and others may not adequately prevent disclosures of our proprietary information and confidential information of the contract party.

We have taken measures to protect our proprietary information and confidential information of the contract parties, but these measures may not be effective. We require new employees and consultants to execute confidentiality agreements upon the commencement of an employment or consulting arrangement with us. These agreements generally require that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us, including for example, information we acquire about the contract parties, be kept confidential and not disclosed to third parties. These agreements also generally provide that inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our proprietary information and confidential information of the contract parties. In addition, others may independently develop substantially equivalent information or techniques or otherwise lawfully gain access to our proprietary information and confidential information of the contract parties, and thereafter communicate this information to others without maintaining its confidentiality. If this occurs, it may negatively impact our business and relationships with our current or future contract parties, and may damage our reputation and limit our ability to enter into new brand contracts. In addition, costly and time‑consuming litigation could be necessary to enforce our proprietary rights or limit the prohibited disclosure of confidential information, and failure to obtain or maintain protection of our proprietary information or the confidential information of the contract parties could adversely affect our competitive business position.

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations, including by hindering or preventing our ability to enforce our brand contracts or conduct offerings of tracking stocks.

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations, including by hindering or preventing our ability to enforce our brand contracts or conduct offerings of tracking stocks. For example, we could be deemed to be subject to insurance and other regulations, which in some circumstances may be applied retrospectively. In addition, our brand contracts are intended to be effective in perpetuity and may be terminated only upon mutual agreement of the contract party and us. In some jurisdictions, perpetual contracts have been found to be against public policy and therefore terminable in some circumstances. Our brand contracts are governed by California law, and California legal decisions do not disfavor express contractual terms for indefinite duration. However, we can provide no assurances that a California court may not rule differently in the future, or that a court of another jurisdiction might attempt to apply a different choice of law to our brand contracts. If this occurs then we may become involved in expensive and time consuming litigation, or may be unable in certain cases to enforce our brand contracts. Any other changes in or interpretations of current laws and regulations could also require us to increase our compliance expenditures, inhibit our ability to enter into new brand contracts or cause us to significantly alter or to discontinue offerings of additional tracking stocks. Altering the terms of our brand contracts or tracking stocks to comply with changes in or interpretations of applicable laws and regulations could require significant legal expenditures, increase the cost of managing or acquiring our brand contracts or make offerings of our tracking stocks less attractive to investors. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to any such changes or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

The leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict our ability or make it more costly for us to enter into future brand contracts.

Our business model depends on the cooperation of various third parties. Because the brand contracts and offerings of tracking stocks linked to the income of professional athletes and entertainers is a novel business model, there may be influential parties with interests that are adverse or perceived to be adverse to our business, such as sports leagues, sports teams, fantasy sports networks or gambling institutions. These parties may seek to change the rules, policies, laws, regulations or legal interpretations in ways to prohibit, or limit the success of, our business. For example, in 2010 the Cantor Futures Exchange received approval from the Commodities Futures Trading Commission to launch the Hollywood Stock Exchange as a contract market for the trading of box office futures; however, the Motion Picture Association of America successfully lobbied members of the U.S. congress to pass legislation making trading in box office futures illegal. In a similar manner, influential parties that perceive our business model to be a threat to their business or detrimental to professional sports may attempt to lobby leagues, team owners, players associations, endorsement partners and elected officials to adopt rules, policies, laws, regulations or legal interpretations that inhibit us from conducting our business. Any such changes may adversely affect the ability of our contract parties to perform their obligations under brand contracts, or inhibit our ability to enter into new brand contracts with other contract parties. These changes could cover various requirements of the brand contract, such as prohibiting the sale or assignment of a portion of personal income, limiting the ability to enter into contracts with an indefinite term or limiting the ability of the contract party to disclose information about included contracts to us. Any such changes prohibiting, or limiting the enforceability of, any terms in the brand contract could prevent or inhibit our collection of the ABI to which we are entitled under the brand contract. Any limitations on the ability of the contract party to disclose information about included contracts to us, or the SEC if we deemed it necessary, could limit the ability of a contract party to enter into such agreements subsequent to entering into a brand contract with us. Any increase in the expenses associated with our management of the brand contract or decrease in the expected ABI that we will collect could materially and adversely affect the value of shares of our tracking stocks.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Cornell “Buck” French, our Chief Executive Officer, David Mullin, our Chief Financial Officer, and David Beirne, Chairman of our board of directors. Neither we nor Fantex Holdings have employment agreements with any of our executive officers or key employees, other than Messrs. French and Mullin. The material terms of the agreements with Messrs. French and Mullin are described under “Executive Compensation—Executive Compensation Arrangements.” Our executive officers or key employees could terminate their employment with Fantex Holdings or us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees or any of our contract parties. The loss of one or more of these executive officers or key employees could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

Risks Relating to Each of Our Contract Parties

Our ability to increase the value of our brands may be limited and our investments in the promotion of such brands may cause the market value of our stock to decline.

Based on publicly reported and widely available information, endorsement deals with professional football players historically appear to have been significantly smaller than endorsement deals with athletes from other professional sports such as golf and basketball. As a result, the endorsement potential of each of our contract parties may be limited and we may be unable to increase the value of the associated brand despite our efforts. To the extent that our promotional activities are unsuccessful, the market value of shares of our tracking stocks may decline. Furthermore, even if our promotion activities increase the endorsement income to our contract parties, the promotional activities may nonetheless have a negative impact on the market value of shares of our tracking stock because we will only receive a portion of any increased brand income. For example, because the ABI under our typical brand contract is 10% of brand income, our promotion efforts must produce brand income equal to at least ten times our costs for such promotion efforts in order to return our investment. There can be no assurances that our management will promote any of our brands in a manner that creates value for holders of shares of our tracking stocks.

The value of our brands is dependent upon the performance of, and to a lesser extent, the popularity of our contract parties.

Our cash receipts under each of our brand contracts are driven by the performance of, and to a lesser extent, the popularity of our contract parties. The contract party’s performance in their primary career directly affects, and a deterioration of their performance could adversely affect, the ABI under our brand contract. Poor or mediocre performance could cause the contract party’s playing contract to be terminated and may result in sponsors cancelling their endorsements, or result in the contract party failing to qualify for additional incentive payments under existing or future endorsement contracts. We cannot ensure that any of our contract parties will continue to be successful in their playing careers.

Contract parties in the NFL could be negatively affected by an NFL work stoppage.

If the NFL experiences a work stoppage, then the earnings of a contract party in the NFL, including each of our current contract parties, will be adversely affected. In 1974 and 1982 the NFL experienced player strikes and in 2011 the NFL owners staged a “lockout” of the players. If either a strike or a lockout occurs during an NFL season, player pay may be suspended. Each of our contract party’s earnings are heavily dependent on their professional football salary and would be negatively affected by any such work stoppage. This would have a negative impact on the payments we receive under the brand contract. We can give no assurances that such work stoppages will not occur.

Contract parties in the NFL could be negatively affected by current and future rules of the NFL, including rules and standards of personal conduct which, if violated, could lead to fines and/or suspension or a permanent ban from the NFL.

Current NFL rules that permit the termination of NFL player contracts for certain violations of NFL rules may adversely affect the earnings of each our contract parties in the NFL. The NFL has promulgated a number of rules and standards of personal conduct which, if violated, could lead to fines and/or the contract party’s suspension or permanent ban from the NFL. While we are not aware of, or privy to, all of the circumstances which might lead to a contract party’s suspension or permanent ban from the NFL, personal conduct that could result in the termination of the player contract includes, but is not limited to: criminal offenses (including domestic violence); the use or provision of steroids or other prohibited substances; certain violent, threatening or inherently dangerous conduct; gambling, bribery, game‑fixing or the failure to report bribery or game‑fixing in connection with NFL games; and any other conduct that undermines or puts at risk the integrity and reputation of the NFL, NFL clubs, or NFL players. For example, on September 8, 2014, the Baltimore Ravens terminated the contract of, and the NFL indefinitely suspended, Baltimore Ravens player Ray Rice for domestic violence. The termination of a contract party’s NFL player contract could have a negative impact on such contract party’s brand income and therefore would impact the ABI we receive under the respective brand contract.

Future changes to the NFL rules or other regulations may also adversely affect the earnings of each of our contract parties in the NFL. These regulations could cover various aspects of their participation, such as changes to the rules of the game resulting in a devaluation of their respective skill sets, changes governing player eligibility and fines, and changes to the league’s CBA. Changes in the format of the game and league in which the contract party plays could have a negative impact on their brand income and therefore, will impact the ABI we receive under the respective brand contract.

There could be a decline in the popularity of the NFL and/or the team on which the contract party plays in the NFL, or a decline in the contract party’s popularity.

There can be no assurance that the NFL will retain its popularity as a sport, together with the associated levels of media coverage. In addition, either the team for which the contract party plays or the contract party could suffer a decline in popularity, including as a result of poor performance or behavior by the contract party or any of their teammates or the team in general, particularly if such performance or behavior tarnishes the contract party’s brand image. A contract party may be traded to another club in the NFL that has a smaller media market and/or is less popular than the current team, or other teams or players in the NFL may gain popularity relative to the contract party by performing at a higher level, exhibiting more appealing behavior, or otherwise. Any decline in popularity of the NFL, the team on which the contract party plays in the NFL, or the contract party, or relative decline as compared to other teams or players, could result in lower offers for future endorsements and NFL player contracts, a reduction in the value of the contract party or their brand, and a resulting decline in the value of shares of our tracking stock linked to the value and performance of the contract party’s brand. Even if the contract party and the team on which he plays in the NFL is successful, a substantial decline in the popularity of the NFL, whether as a result of increase in the popularity of other professional sports or the emergence of new spectator sports, could have a material adverse effect on shares of our tracking stocks. Any one of these events or a combination of such events could have a material adverse effect on the trading volume of our tracking stock and on the cash received under the brand contract associated with such contract party.

A contract party’s NFL player contract is a significant portion of the current cash we would receive under their brand contract.

We expect that each contract party’s NFL player contract will generate a significant portion of the current cash we expect to receive under their brand contract. In many cases, the amount of ABI under a playing contract is not guaranteed. We cannot guarantee that a contract party will be able to enter into a new NFL player contract when the existing contract expires.

A contract party could cease playing football in the NFL at any time due to illness, injury or death, if they are dropped from the team and unable to secure a new contract, if they incur negative publicity or if they are suspended or banned from the NFL.

We expect that a significant portion of the brand income we expect to receive from a contract party will come from current and future NFL playing contracts.  However, a contract party could cease playing football in the NFL at any time due to illness, injury or death, if they are dropped from the team and unable to secure a new contract, if they incurs negative publicity or if they are suspended or banned from the NFL. If any of these were to occur, a contract party would not receive amounts under their existing player contract and may not be able to secure future playing contracts.

The profitability of a contract party’s brand contract is substantially dependent upon the contract party to enter into additional high‑value NFL player contracts, and on their ability to successfully attract and retain endorsements during their playing career and thereafter significantly in excess of the amounts they have attracted historically and/or generate other brand income after their playing career. If a contract party does enter into additional high‑value NFL player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money.

We anticipate that we will receive the majority of payments due under our brand contract with a contract party during the period of their NFL playing career. A contract party’s current NFL player contract represents the source of a significant portion of all brand income, and we expect that a contract party’s annual income will continue to be more heavily weighted toward their NFL player contract than on other brand income generating activities.

The length of a contract party’s NFL playing career is uncertain. Following the expiration of a contract party’s current playing contract, NFL teams may be unwilling to enter into an NFL player contract with a contract party. In addition, a contract party may not continue to perform well as an NFL player and therefore, future earnings may be substantially less than those under their current NFL player contract. If a contract party is unable to sign a new NFL player contract or the terms of such new contract are materially worse than their current NFL player contract, the cash receipts from the contract party will decline, which in turn may cause the market value of shares of the tracking stock linked to the brand agreement with a contract party to decline.

In addition, in valuing a contract party’s potential lifetime brand income, we estimated the brand income a contract party may earn as a result of their endorsements to be significantly in excess of their historical earnings from endorsements. However, we do not know if their endorsement income will grow in the future, and we do not know if their reputation and brand will be enhanced as a result of their being one of our contract parties. In fact, their reputation and brand may be negatively affected by their willingness to enter into a brand contract and trade potential future earnings for present income.

If future endorsement partners or NFL teams do not like that a contract party accepted an upfront cash payment in exchange for a portion of their future earnings, future endorsement partners may be less willing to enter into contracts with a contract party. In addition, a contract party’s endorsement contracts that they may enter into during their NFL playing career may be terminated if a contract party does not play for an NFL team. Furthermore, a contract party’s ability to successfully attract and retain endorsements is dependent on a contract party complying with the contractual requirements of those endorsements and there is no guarantee that a contract party will do so. Moreover, future endorsement partners may be less willing to enter into contracts with a contract party as a result of their entering into the brand contract with us in order to avoid public disclosure of their arrangements with a contract party. For the aforementioned reasons, a contract party may not be able to enter into new endorsement deals. In addition, their ability to generate other brand income after their playing career, such as through coaching or broadcasting, is unproven. Failure to attract and maintain key endorsements or generate other brand income after their playing career could have a negative impact on our cash received under the brand contract.

The opportunity to receive a return of capital or any profit from an investment in our tracking stocks will depend in large part upon a contract party’s ability to enter into additional high‑value, multi‑year NFL player contracts and on their ability over the same period and beyond to enter into and maintain endorsement contracts that are significantly in excess of those they have had historically. If a contract party does enter into additional high‑value, multi‑year NFL player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money.

In general we have limited historical data upon which to base our valuation and projections of a contract party’s future earnings potential.

Most of our contract parties have played less than four seasons in the NFL. As a result, we have limited historical data upon which to build our analysis and valuation of the future NFL player contracts, future endorsements and other post‑career contracts for a contract party.

A contract party may suffer from an injury, illness or medical condition; any injuries, illnesses or medical conditions of a contract party may affect the cash received by us under the brand contract.

Any injury, illness or medical condition of a contract party could cause you to lose a substantial portion or all of your investment in a tracking stock linked to that contract party’s brand agreement. Even if not career-ending, an injury, illness or medical condition could have a negative effect upon a contract party’s performance and may result in a loss of brand income that would otherwise have resulted from current and future NFL player contracts. A reduction in brand income will reduce our ABI and our ability to make dividend payments, if any, and will have a negative impact on the value of shares of the associated tracking stock. Any of these outcomes could also affect our ability to enter into additional brand contracts or to finance the acquisition of additional brands, which would have an adverse impact on our ability to execute on our business strategy.

All of our contract parties have experienced injuries which, in certain cases, have caused that contract party to miss games. In addition each contract party has experienced other instances of normal wear and tear as an athlete in Division I college football and the NFL and we expect that each contract party will continue to experience such wear and tear. Any worsening of these conditions, or re‑injury or new injury, could materially and adversely affect a contract party’s playing performance and the value of the contract party’s brand.

A substantial portion of our anticipated income under the brand contract is attributable to a contract party’s current and future NFL player contracts. To the extent that the value of your investment is dependent on the competitive success of a contract party, the likelihood of achieving such success is substantially reduced by serious or untimely injuries to a contract party. If a contract party is unable to play as a result of any injury, illness or medical condition they may be unable to enter into any future NFL player contracts. Additionally, certain endorsement contracts are made subject to an athlete’s continued employment with the NFL and if they cease to be an NFL player for any reason, including injury, illness or medical condition, their ability to maintain sponsors and their ability to attract new sponsors may be severely diminished.

Future negative publicity could damage a contract party’s reputation and impair the value of their brand.

The return on your investment in shares of our tracking stocks heavily depends on the value and strength of a contract party’s brand and reputation as well as the financial success of Fantex as a whole. Each contract party has in the past received, and we expect that in the future a contract party will continue to receive, media coverage. Unfavorable publicity regarding a contract party’s professional performance or a contract party’s behavior off the field could negatively affect a contract party’s brand and reputation. Any negative publicity regarding a contract party’s on-field performance or off the field behavior or otherwise could damage a contract party’s reputation and impair the value of a contract party’s brand. Moreover, future endorsement agreements may contain “morality” clauses which would permit counterparties to endorsement agreements to terminate those agreements with the athlete in certain circumstances (such as if a contract party were charged with a felony or other crime involving fraud, dishonesty, violence, physical harm to another person, possession or use of illegal drugs or moral turpitude), further reducing our potential ABI.

It is difficult to estimate with precision the projected future earnings of a contract party in football, football related activities, and other brand income because such estimation is necessarily based on future events that may or may not occur and that could change based on a number of factors that are hard to control. As a result, it is difficult to predict an accurate return on investment or rate of return for an investment in our tracking stocks.

Because the length of a contract party’s NFL playing career is uncertain, we made certain estimates to predict a contract party’s career length. When estimating a contract party’s potential future contracts, we did not account for comparable players who cease playing NFL football due to illness or injury, are dropped from the team or are suspended or banned. The results on which our projections are based are not typical. Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future earnings of a contract party in football, football related activities and other brand income. These estimations are based on future events that may or may not occur. Additionally, future events change based on a number of factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate return on investment or rate of return of an investment in our tracking stocks.

Risks Relating to our Tracking Stock Structure

There are numerous risks investors should be aware of with respect to how we intend to structure our business and our proposed tracking stock structure.

Our amended and restated certificate of incorporation authorizes us to establish and issue from time to time one or more series of common stock and to determine the terms and rights of each such series. We intend to enter into additional brand contracts in the future, and we intend to establish and issue an additional series of common stock, which we refer to as our tracking stocks, with each new brand contract. Each tracking stock would be intended to track and reflect the separate economic performance of the assets and expenses associated with the associated brand contract. As a result, we expect to issue multiple tracking stocks in the future, and there are numerous risks associated with our proposed tracking stock structure.

A specified portion of the ABI associated with each of our brand contracts will be attributed to our platform common stock rather than the associated tracking stock. Therefore each of our tracking stocks will only partially reflect the economic performance of the associated brand contract.

Our tracking stocks are intended to track the performance of our brand contracts. However, we are attributing to our brands only 95% of the ABI under each brand contract. The remaining 5% of ABI under the brand contracts will be attributed to our platform common stock. Similarly, in the future when we issue additional tracking stocks we intend to attribute a portion of the ABI under the associated brand contracts to the platform common stock. Therefore, each of our tracking stocks will only partially reflect the economic performance of the associated brand contract and other assets and expenses of the associated tracking stock, even though we may use the proceeds of our tracking stock offerings to fund the full purchase price of the associated brand contract.

In addition, an investment in any of our tracking stocks would not represent an ownership interest in any related brand contract or assets associated with any particular tracking stock. Rather, an investment in any of our tracking stocks would represent an ownership interest in one consolidated company, Fantex.

As a series of our common stock, each of our tracking stocks will be exposed to additional risks associated with our company as a whole, including any individual tracking stock that exists at the time of any investment or that we may establish and issue in the future.

Investors in any of our tracking stocks are our common stockholders and an investment in a tracking stock will represent an ownership interest in our company as a whole, which exposes holders to additional risks associated with any individual tracking stock that exists at the time of any investment or that we may establish and issue in the future, even if an investor only owns shares of one series of our common stock. Holders of one tracking stock will be exposed to the risks associated with our other current tracking stocks and any tracking stock we may establish and issue in the future.  We will attribute, for financial reporting purposes, assets, liabilities, income, expenses and cash flows to tracking stocks that we establish for brands we acquire in the future, and we will include unaudited attributed financial information as part of our financial reporting for each tracked stocks we establish. However, holders of any of our tracking stocks will not have any legal rights related to specific assets attributed to the associated tracked stocks. Rather, Fantex will retain legal title to all of its assets, including assets attributed to any of our current tracking stocks or any other tracking stock we establish in the future, and, in any liquidation, holders of our tracking stocks and holders of any other tracking stocks we may establish in the future, together with holders of our platform common stock, will be entitled to receive a proportionate share of our available net assets available for distribution to stockholders after we satisfy our creditors, including creditors of any tracking stock other than a tracking stock in which investors may invest.

We could be required to use assets attributed to one tracking stock to pay liabilities attributed to another tracking stock.

The assets attributed to one tracking stock are potentially subject to the liabilities attributed to another tracking stock, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other tracking stock. While our management and attribution policies provide that attributions of assets between tracking stocks will result in the creation of an inter‑series loan or be considered an inter‑series equity investment or an offsetting attribution of cash or other assets, no provision of our amended and restated certificate of incorporation prevents us from satisfying liabilities of one tracking stock with assets of another tracking stock, and our creditors will not in any way be limited by our capital structure from proceeding against any assets they could have proceeded against if we did not have any tracking stocks. As a result, although we intend for the tracking stocks to track the performance of a particular brand contract, we cannot provide any guarantee that the tracking stock will in fact track the performance of such brand contract and that a particular tracking stock will not be subject to a disproportionate share of the burden of any non‑performing brand contracts, whether or not included in the assets attributed to such tracking stock, and will not be attributed a disproportionate amount of our general liabilities, costs and expenses.

The market price of our tracking stocks may not reflect the intrinsic value or performance of the associated brand contract or contract party.

The market price of our tracking stocks may not reflect the performance of the associated brand contract. Holders of our tracking stock will be common stockholders of Fantex as a whole and, as such, will be subject to all risks associated with an investment in Fantex and all of our tracking stocks, assets and liabilities. As a result, the market price of our tracking stocks may reflect the performance of Fantex as a whole or may more independently reflect the performance of some or all of the assets attributed to the associated brand. We value each of our brand contracts using the fair value option under ASC 825. Our fair value determination may be different from the implied value of a brand contract based on the market price for a tracking stock. In addition, investors may discount the value of any of our tracking stocks because it is part of a common enterprise rather than a stand‑alone entity.

The market price of our tracking stocks could be affected by the on‑field performance of our contract parties to the extent that such on‑field performance has a long‑term impact on the brand income received by such contract parties.

Because our tracking stocks are intended to track and reflect the economic performance of the underlying brand contracts, and not the on‑field performance of the associated contract parties, we do not believe that the trading price of our tracking stocks will necessarily bear any relationship to the short‑term on‑field performance of any of our contract parties. However, the trading prices and overall economic performance of our tracking stocks would be affected by the on‑field performance of our contract parties to the extent that such on‑field performance has a long‑term impact on such contract party’s brand income. If a contract party’s on‑field performance results in a reduction in brand income, then the ABI we receive from that contract party pursuant to the underlying brand contract will be less than we have estimated. Any reduction in the ABI that we receive under our brand contracts may constrain our ability to make dividend payments to investors in the related tracking stock, and could have a negative impact on the value of shares of such tracking stock. As a result, the economic performance of our tracking stocks may be indirectly affected by the on‑field performance of our contract parties.

The market price of our tracking stocks may be more volatile than other publicly traded common stock because of our unique capital structure.

The market price of our tracking stocks may be volatile, could fluctuate substantially and could be affected by factors that do not affect other publicly‑traded common stock. Our capital structure and business model is unique and we do not know how the market will react. In addition, to the extent the market prices of any of our tracking stocks reflect the performance of more focused brand contracts, assets and liabilities than traditional common stock, the market prices of our tracking stocks may be more volatile than the market price of traditional common stock because they may be more sensitive to events or circumstances that could impact the associated tracking stocks. The market prices of any of our tracking stocks may be materially affected by, among other things:

•	actual or anticipated fluctuations in brand income or expected brand income attributed to the associated tracking stock, or in other operating results related to the associated tracking stock;
•	potential acquisition activity by Fantex, including in brands we acquire or that we publicly announce that we intend to acquire or that people anticipate we may acquire;
•	changes in estimates of brand income by analysts or commentators;
•

the complex nature and the potential difficulties investors may have in understanding the terms of our tracking stocks, the terms of our platform common stock or our business model, as well as concerns regarding the possible effect of certain of those terms on an investment in our stock;

•	actual or anticipated liabilities or expenses attributed to the associated tracking stock or any other tracking stock or Fantex as a whole; and
•	general market conditions.

Our capital structure may create conflicts of interest for our board of directors and management, which could have a material adverse effect on the market value of any of our tracking stocks.

Our tracking stock capital structure could create conflicts of interest, and our board of directors may make decisions that could adversely affect only some holders of our common stock. Our tracking stock capital structure could give rise to occasions when the interests of holders of one tracking stock might diverge or appear to diverge from the interests of holders of another tracking stock. In addition, there may be inherent conflicts of interests between any of our tracking stocks and the platform common stock. Our tracking stocks do not represent investments in separate entities and thus holders of our tracking stocks, platform common stock and any future tracking stocks will not have the right to elect separate boards of directors. As a result, our officers and directors owe fiduciary duties to Fantex as a whole and all of our stockholders as opposed only to holders of a particular tracking stock. Decisions deemed to be in the best interest of Fantex and all of our stockholders may not be in the best interest of a particular tracking stock when considered independently. Examples include decisions relating to:

•

the terms of any business relationships that may be created between and among any of our tracking stocks and the platform common stock or the terms of any attributions of assets between any of our tracking stocks and the platform common stock;

•

the timing of a merger or other change of control transaction involving Fantex and its impact on the allocation of consideration among the holders of our current tracking stocks, any future tracking stocks and platform common stock;

•	the allocation of corporate opportunities between any of our tracking stocks, especially where the opportunities might meet the strategic business objectives of more than one tracking stock;
•	operational and financial matters that could be considered detrimental to one tracking stock but beneficial to another tracking stock;
•	the conversion of shares of any of our tracking stocks into shares of platform common stock;
•	the creation of any new tracking stocks;
•	the making of, and, if made, the subsequent increase or decrease of any inter‑series equity investments that one tracking stock may make in another tracking stock;
•	the internal or external financing or assets attributable to any of our tracking stocks;
•	the dispositions of assets of any of our tracking stocks; and
•	the payment of any dividends on any of our tracking stocks or our platform common stock.

Our parent and certain directors of our parent, as holders of our platform common stock and other series of our common stock, will have control over key decision making as a result of their control over a majority of our voting stock.

As of the date of this Form 10-K our parent and certain directors of our parent are able to exercise voting rights with respect to an aggregate of 100,000,000 shares of platform common stock, 102,454 shares of our Fantex Series Vernon Davis, 277,934 shares of our Fantex Series EJ Manuel, 88,365 shares of our Fantex Series Mohamed Sanu and 603,994 shares of our Fantex Series Alshon Jeffery, representing a majority of the voting power of our outstanding capital stock. Our platform common stock and each of our tracking stocks are each entitled to one vote per share. As a result, our parent will hold substantially all of the voting power of our outstanding capital stock and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As a stockholder, even a controlling stockholder, our parent is entitled to vote its shares in its own interests, which may not always be in the interests of our stockholders generally. Our parent will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our platform common stock represent a majority of all outstanding shares of our common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters for the foreseeable future.

Ownership of our platform common stock by our parent company and any of our officers or directors, may create, or appear to create, conflicts of interest with holders of our tracking stocks.

Ownership of platform common stock by our parent company and any of our officers or directors, may create or appear to create conflicts of interest. Our parent company and our directors or officers directly or indirectly own an interest in our platform common stock, which interest constitutes substantially all of the voting power in our company. As of the date of this Form 10-K, they also directly or indirectly own an interest in 102,454 shares of our Fantex Series Vernon Davis purchased in the initial public offering of our Fantex Series Vernon Davis, 277,934 shares of our Fantex Series EJ Manuel purchased in the initial public offering of our Fantex Series EJ Manuel, 88,365 shares of our Fantex Series Mohamed Sanu purchased in the initial public offering of our Fantex Series Mohamed Sanu and 203,994 shares of our Fantex Series Alshon Jeffery purchased in the initial public offering of our Fantex Series Alshon Jeffery. Nevertheless, ownership of platform common stock by Fantex Holdings or any of our officers or directors could create or appear to create conflicts of interest when our parent company or any of our officers or directors are faced with decisions that could have different implications for the holders of shares of our tracking stocks and holders of platform common stock.

Our officers and directors may have a conflict of interest or appear to have a conflict since almost all of our officers are also officers of Fantex Holdings.

Almost all of our officers are also the members of our parent’s board and officers of our parent company. Because our parent holds all of our platform common stock, its interests are expected to conflict in certain respects with the interests of holders of our current or future additional tracking stocks. Furthermore, since our parent is also required to provide services to us under the management agreement as long as such agreement is in effect, certain of its interests pursuant to that agreement are directly adverse to the interests of Fantex. These differing interests could create or appear to create conflicts of interest when our officers or directors are faced with decisions that could have different implications for Fantex Holdings and Fantex.

Other than pursuant to our management and attribution policies described in this Form 10-K, we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of our tracking stocks and our platform common stock, or among holders of different tracking stocks. Rather than develop additional specific procedures in advance, our board of directors intends to delegate decisions to our independent conflicts committee, which will exercise its judgment from time to time, depending on the circumstances, as to how best to:

•	obtain information regarding the divergence (or potential divergence) of interests;
•	determine under what circumstances to seek the assistance of outside advisers;
•	determine whether a special committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee; and
•	assess what is in our best interests and the best interests of all of our stockholders.

Our capital structure may decrease the amounts available for the payment of dividends to holders of our tracking stocks.

We may not pay dividends on one or more tracking stocks, even if we pay dividends on our platform common stock or any other tracking stock. If we pay dividends, such as the dividends that we paid on August 18, 2014 and November 25, 2014 on shares of our Fantex Series Vernon Davis, or make any other distributions on, or repurchases of, shares of any other series of our common stock without also making a dividend on all other series of common stock the assets that would be legally available to be paid as dividends on the shares relating to our other series of common stock under Delaware law would be reduced.

Investors in a tracking stock may not have any remedies under Delaware law if the actions of our directors or officers adversely affect the market value of any of our tracking stocks.

Holders of a particular tracking stock may not have any remedies if any action by our directors or officers has an adverse effect on only that tracking stock. Principles of Delaware law and the provisions of our amended and restated certificate of incorporation may protect decisions of our board of directors that have a disparate impact upon holders of any tracking stock. Under Delaware law, the board of directors has a duty to act with due care and in the best interests of all of our stockholders, regardless of the stock, or series, they hold. Principles of Delaware law established in cases involving differing treatment of multiple classes or series of stock provide that, subject to any applicable provisions of the certificate of incorporation, a board of directors generally owes an equal duty to all stockholders and does not have separate or additional duties to any subset of stockholders. Judicial opinions in Delaware involving tracking stocks have established that decisions by directors or officers involving differing treatment of holders of tracking stocks may be judged under the business judgment rule. In some circumstances, our directors or officers may be required to make a decision that is viewed as adverse to the holders of a particular tracking stock. Under the principles of Delaware law and the business judgment rule referred to above, investors may not be able to successfully challenge decisions that they believe have a disparate impact upon the stockholders of one of our tracking stocks if a majority of our board of directors, or an authorized committee thereof, is disinterested and independent with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith and in the honest belief that the board is acting in the best interest of our stockholders collectively.

We may dispose of assets of a tracking stock without stockholder approval.

Delaware law requires stockholder approval only for a sale or other disposition of all or substantially all of the assets of Fantex taken as a whole, and our amended and restated certificate of incorporation does not require a separate class vote in the case of a sale of a significant amount of assets associated with any of our tracking stocks. As long as the assets attributed to a tracking stock or the platform common stock proposed to be disposed of represent less than substantially all of our assets, we may approve sales and other dispositions of any amount of the assets of such tracking stock without any stockholder approval.

Holders of any of our tracking stocks may not be adequately compensated if we sell all or substantially all of the assets of the associated tracking stock.

If we dispose of all or substantially all of the assets attributed to any tracking stock, we would be required, if the disposition is not an exempt disposition under the terms of our amended and restated certificate of incorporation, to choose one or more of the following alternatives:

•	pay a dividend to holders of the associated tracking stock out of the available net proceeds of such disposition; or
•

if there are legally sufficient assets and the available dividend amount for the associated tracking stock would have been sufficient to pay a dividend, then: (i) if the disposition involves all of the properties and assets of the associated tracking stock, redeem all outstanding shares of the associated tracking stock in exchange for cash and/or securities or other assets with a fair value equal to the available net proceeds of such disposition, or (ii) if the disposition involves substantially all (but not all) of the properties and assets of the associated tracking stock, redeem a portion of the outstanding shares of our associated tracking stock in exchange for cash and/or securities or other assets with a fair value equal to the available net proceeds of such disposition; or

•

following the two‑year anniversary of the filing of a certificate of designations creating any tracking stock, convert each outstanding share of the associated tracking stock into our platform common stock at the applicable conversion ratio; or

•

combine a conversion of a portion of the outstanding shares of the associated tracking stock into a number of shares of our platform common stock at the applicable conversion ratio with either the payment of a dividend on or a redemption of shares of the associated tracking stock.

In this type of a transaction, holders of the disposing tracking stock may receive less value than the value that a third‑party buyer might pay for all or substantially all of the assets of the tracking stock.

Our board of directors will decide, in its sole discretion, how to proceed and is not required to select the option that would result in the highest value to holders of any particular tracking stock.

Holders of any of our tracking stocks may receive less consideration upon a sale of the assets attributed to the associated tracking stock than if that tracking stock were a separate company.

If any of our tracking stocks were a separate, independent companies and its shares were acquired by another person, certain costs of that sale, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of a separate, independent company with the same assets might receive a greater amount of proceeds than the holders of shares of our tracking stocks would receive upon a sale of all or substantially all of the assets of the associated brand. In addition, we cannot assure investors in a tracking stock that in the event of such a sale the per share consideration to be paid to holders of shares of our tracking stocks will be equal to or more than the per share value of that share of stock prior to or after the announcement of a sale of all or substantially all of the assets of the associated brand. Further, there is no requirement that the consideration paid be tax‑free to the holders of the shares of our tracking stocks. Accordingly, if we sell all or substantially all of the assets attributed to one of our brands, our stockholders could suffer a loss in the value of their investment in Fantex.

In the event of a liquidation of Fantex, holders of any of our tracking stocks will not have a priority with respect to the assets attributed to the associated tracking stock remaining for distribution to stockholders.

Under the amended and restated certificate of incorporation, upon liquidation, dissolution or winding up of Fantex as a whole, holders of our tracking stocks will be entitled to receive, subject to the prior payment in full of creditors, a proportionate interest in the assets of Fantex remaining for distribution to holders of common stock in an amount per share equal to the fair value of such share of common stock; however, if the assets of Fantex legally available for distribution to the holders of common stock are insufficient to permit the payment to shares of all of our outstanding tracking stocks the full amount to which they would otherwise be entitled, then the assets available for distribution to the holders of common stock shall be distributed to all holders of each tracking stock ratably in proportion to the full amounts to which they would otherwise have been entitled to receive. As a result, the proportionate share of Fantex’s assets that any holder of our tracking stocks would be entitled to receive upon any liquidation may be less than the assets of the associated tracking stock, and less than the amount that an investor would have received if the associated tracking stock were a separate company.

Our board of directors may, in its sole discretion, elect to convert any of our tracking stocks into our platform common stock following the two‑year anniversary of the filing of a certificate of designations creating such tracking stock, thereby changing the nature of any investment in a tracking stock and possibly diluting an investor’s economic interest in Fantex or creating market uncertainty regarding the nature of an investor’s investment, any of which could result in a loss in value to holders of our tracking stocks.

Our amended and restated certificate of incorporation and the certificate of designations for each of our tracking stocks will permit our board of directors, in its sole discretion, to convert all of the outstanding shares of any tracking stock into shares of our platform common stock, following the two‑year anniversary of the filing of a certificate of designations creating such tracking stock, at an exchange rate based on the relative fair value of a share of the impacted tracking stock and the fair value of a share our platform common stock at the time. Our amended and restated certificate of incorporation and the certificate of designations for future tracking stocks are expected to permit our board of directors, in its sole discretion, to convert all of the outstanding shares of any future tracking stocks into shares of platform common stock, following the two‑year anniversary of the filing of a certificate of designations creating such tracking stock, at an exchange rate based on the relative fair value of the that tracking stock and the platform common stock at the time.

Although we do not anticipate converting an actively traded tracking stock into platform common stock that is not also actively traded, there may be circumstances that exist in the future where our board of directors and, where applicable, the conflicts committee of our board of directors may consider it to be in the best interests of its stockholders to do so. For example, we anticipate converting a tracking stock into platform common stock in the following circumstances:

•

if the tracking stock is no longer an actively traded stock, such as, for example, if the contract party for the brand contract underlying that tracking stock suffers an injury, illness, medical condition or dies, and their brand income diminishes as a result and there is little if any expectation that their brand income will materially increase in the future. In this case our board of directors may convert the shares of that tracking stock into platform common stock as a means of retiring the tracking stock, and our board of directors may do so in this circumstance even if the platform common stock is not an actively traded stock. As a result, the value received at the time of conversion of our tracking stock to platform common stock may be limited because such conversion is likely to occur at a time when the value of a tracking stock has little or no value. Furthermore, the conversion could result in an investor holding shares of our platform common stock that are not actively traded as determined in good faith by our board of directors or a committee of our board of directors.

•

other special or extraordinary circumstances exist, such as a potential restructuring, reorganization or change of control of Fantex. We would not expect our board of directors to approve a conversion in this circumstance unless there is an active trading market for the platform common stock at the time of such conversion. Our board of directors may effect such a conversion at a time when the market value of either our platform common stock or the relevant tracking stock could cause, or be perceived to cause, the stockholders of either of such series to be disadvantaged.

Any conversion of a tracking stock into platform common stock, whether or not the platform common stock is at the time an actively traded stock as determined in good faith by our board of directors or a committee of our board of directors, would preclude the holders of that tracking stock from retaining their investment in a security that is intended to reflect separately the performance of the relevant brand contract. This uncertainty may also impact the market value of a tracking stock even if we do not ever convert a  tracking stock. We cannot predict the impact on the market value of our stock because our board of directors’ ability to effect any such conversion or the exercise of this conversion right by Fantex.

Our capital structure may inhibit beneficial acquisition offers.

Our capital structure, as well as the fact that our brand contracts are not independent companies may inhibit or prevent acquisition bids for one of our brand contracts and may make it difficult for a third party to acquire us, even if doing so may be beneficial to our stockholders. If our brands were separate independent companies, any person interested in acquiring the brand without negotiating with management could seek control of that tracking stock by obtaining control of its outstanding voting stock, by means of a tender offer, or by means of a proxy contest. Although we intend our tracking stocks to reflect the separate economic performance of the associated brand contract, it is not a separate entity and a person interested in acquiring a tracking stock without negotiation with our management could obtain control of that tracking stock only by obtaining control of a majority in voting power of the platform common stock. The existence of shares of common stock, and different series of shares, relating to different brand contracts could present complexities and in certain circumstances pose obstacles, financial and otherwise, to an acquiring person that are not present in companies that do not have capital structures similar to ours.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in control of Fantex that a stockholder may consider favorable.

Certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a change in control of Fantex that a stockholder may consider favorable. These provisions include:

•	authorizing other tracking stocks;
•	classifying our board of directors with staggered three‑year terms, which may lengthen the time required to gain control of our board of directors;
•

from and after such time as our parent company no longer holds a majority of the voting rights of our common stock, a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•

advance notice and other requirements that stockholders, other than our parent company for so long as it holds a majority of the voting rights of our common stock, must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of Fantex; and

•

from and after such time as our parent company holds less than a majority of the voting rights of our common stock, a 75% stockholder vote is required for removal of a director with or without cause, and for the amendment, repeal or modification of certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws.

In addition, after our parent company ceases to own 15% of our voting stock, we will be subject to Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its voting stock unless the holder has held the stock for three years or, among other things, the board of directors approved the transaction prior to such holder acquiring its 15% stake.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a fiduciary duty owed by, or other wrongdoing by, any of our directors or officers to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or the amended and restated bylaws or (v) any action asserting a claim against us governed by the internal affairs doctrine. We believe this provision benefits us by providing increased consistency in the application of Delaware law by judges particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi‑forum litigation. Any person or entity purchasing or otherwise acquiring any interest in shares of our tracking stocks shall be deemed to have notice of and to have consented to the provisions of our certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Risks Relating to Additional Tracking Stocks

Investors in any of our tracking stocks will be our common stockholders and an investment in a tracking stock will represent an ownership interest in our company as a whole, which will expose holders to additional risks associated with any individual tracking stocks that exist at the time of any investment or that we may establish and issue in the future.

Our tracking stocks may be adversely impacted by any non‑performing brand contracts.

We have entered into a brand contract with each of our contract parties, and we intend to enter into additional brand contracts on an ongoing basis. In addition, we intend to create a separate tracking stock in connection with each new brand contract. Income (and assets) will generally be attributed to any of our tracking stocks based on the income from the associated brand contract. However, the assets attributed to one tracking stock are potentially subject to the liabilities attributed to another tracking stock, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other tracking stock. No provision of our amended and restated certificate of incorporation prevents any creditor from requiring us to satisfy liabilities of one tracking stock with assets of another tracking stock, and our creditors will not in any way be limited by our capital structure from proceeding against any assets they could have proceeded against if we did not have any tracking stocks.

In addition, if the contract party or other third party who may be obligated to make payments to us were to become the subject of a proceeding under the United States Bankruptcy Code or a similar proceeding or arrangement under another state, federal or foreign law, our rights and interests under the brand contract or otherwise may be significantly prejudiced or impaired. In such circumstances, we may be precluded, stayed or otherwise limited in enforcing some or all of our rights under the brand contract or otherwise and realizing the economic and other benefits contemplated therein. To the extent we do not receive payments under a brand contract to which we would otherwise be entitled as a result of any such debtor relief laws, then the amount of such payments we do not receive will nonetheless be attributable to the respective tracking stock. In such an event, such shortfall in income will be treated as a general expense of Fantex and be shared pro rata (calculated based on attributable income) among all of our then outstanding tracking stocks. As a result, the market value of a tracking stock could decline if another brand contract that is not related to a tracking stock is unenforceable as a result of debtor relief laws. Therefore, the creditworthiness of another contract party may be relevant to an investment in a tracking stock.

We intend to issue additional tracking stocks, which would reduce then‑existing investors’ percentage of ownership in Fantex and may dilute our share value.

Our amended and restated certificate of incorporation authorizes the issuance of up to 1,500,000,000 shares of common stock. Accordingly, our board of directors will be empowered, without further stockholder approval, to issue additional shares of capital stock up to the authorized amount, which could adversely affect the rights of the holders of the existing series of our common stock. We may value any stock issued in the future on an arbitrary basis and the future issuance of capital stock may result in substantial dilution in the percentage of our common stock or common stock‑equivalents held by our then existing stockholders. The issuance of capital stock for future services or other corporate actions may have the effect of diluting the value of the shares held by our then‑existing stockholders, and might have an adverse effect on any trading market for our tracking stocks.

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our tracking stocks less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes‑Oxley Act of 2002.

We cannot predict if investors will find our tracking stocks less attractive because we will rely on these exemptions. If some investors find our tracking stocks less attractive as a result, there may be a less active trading market for our tracking stocks and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we are choosing to “opt out” of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non‑emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

Our compliance burdens and costs will be significant as a result of operating as a public company, particularly as a result of our tracking stock structure. Our management will be required to devote substantial time to compliance matters.

As a public company in the United States, we incur significant legal, accounting and other expenses.  Our business model depends on the ongoing issuance of tracking stocks intended to track the performance of each new brand contract.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes‑Oxley Act, and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time‑consuming or costly and increase demand on our systems and resources, particularly as a result of our tracking stock structure and to a greater extent after we are no longer an “emerging growth company.” The Exchange Act requires that we file annual and current reports with respect to our business, financial condition and results of operations. The Sarbanes‑Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Furthermore, the need to establish the corporate infrastructure demanded of a public company, particularly one with a tracking stock structure such as ours that contemplates numerous tracking stocks being issued on an ongoing basis, may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. We will need to continue to implement significant enhancements to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a public company with multiple tracking stocks. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, these rules and regulations increase our legal and financial compliance costs and will make some activities more time‑consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage. These obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time‑consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue‑generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business, financial condition, results of operations and cash flow could be adversely affected.

For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act. We could be an emerging growth company for up to five years from April 28, 2014. Furthermore, after the date we are no longer an emerging growth company, our independent registered public accounting firm will only be required to attest to the effectiveness of our internal control over financial reporting depending on our market capitalization. Even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, in connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes‑Oxley Act for compliance with the requirements of Section 404. Failure to comply with Section 404 could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports and negatively affect our stock price.

Noncompliance with laws and regulations may impair our ability to arrange or service the brand contracts.

Generally, failure to comply with the laws and regulatory requirements applicable to our business may, among other things, limit our ability to collect all or part of the payments under the brand contracts and, in addition, could subject us to damages, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business and ability to maintain the Fantex platform and may result in contract parties attempting to rescind their brand contracts. For example, if we were deemed to be an investment company under the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities may be restricted, which would materially adversely affect our business, financial condition and results of operations.

If any of our tracking stocks are not treated as a class of common stock of Fantex, adverse federal income tax consequences will result.

If any of our tracking stocks are considered property other than common stock of Fantex, for federal income tax purposes (i) Fantex would generally be taxed on a portion of the appreciation of the assets, if any, attributable to the tracking stocks upon the issuance of such stock, (ii) the exchange of our tracking stocks for shares of our platform common stock would not qualify as a tax‑free recapitalization, and (iii) income, gain, losses and deductions attributable to one tracking stock would not be offset against income, gain, losses and deductions attributable to another tracking stock. There are no court decisions or other authorities directly bearing on the tax effects of the issuance and classification of stock with the features of our tracking stocks. In addition, the Internal Revenue Service has announced that it will not issue advance rulings on the classification of an instrument with characteristics similar to those of tracking stocks. As a result, there can be no assurance that our tracking stocks will be treated as stock of Fantex for U.S. federal income tax purposes.

The current trading market for our tracking stocks is limited and if a trading market does not develop, purchasers of our tracking stocks may not be able to sell, or may have difficulty selling, their shares.

The current trading market for our tracking stocks is limited. We do not intend to apply for a listing of our any of our tracking stocks on any securities exchange or for their inclusion in any established automated dealer quotation system. To own or trade our tracking stocks, you must have a brokerage account with FBS or a member of the FBS selling group through which you will only be permitted to enter limit orders. Our tracking stocks will be traded in the secondary market only through the FBS ATS. If FBS or the FBS ATS suffers any disruption in business operations or activity for any reason, including regulatory or otherwise, you may not be able to sell shares of our tracking stocks. Please see “Risks Relating to Our Affiliate, FBS, and the FBS ATS.”

Because we are an affiliate of FBS, FBS will deliver a current “market‑maker” prospectus and otherwise comply with the registration requirements of the Securities Act in connection with any secondary market sale of the shares of a tracking stock, which may affect our stockholders’ ability to engage in secondary sales on the FBS ATS. We have agreed to make a “market‑maker” prospectus generally available to FBS. If we do not have a current “market‑maker” prospectus available at any time, or if we have limited or no market‑makers at any time, the liquidity of the secondary market for our tracking stocks may be materially adversely affected. FBS may also act as a market‑maker in the secondary market from time to time, but it is not obligated to make a market for any of our tracking stocks and may discontinue any market‑making at any time without notice, in its sole discretion. FBS has no current intention of acting as a market‑maker in the secondary market for any of our tracking stocks, but may do so in the future. If FBS decides to make a market in a tracking stock, it will first amend its Form ATS filed with the SEC to reflect such change. If FBS chooses not to make a market in a tracking stock or discontinues market‑making for any reason, there may be no other market‑makers.

In addition, we cannot predict the extent to which investor interest in our tracking will lead to the development of an active trading market for our tracking stocks or how liquid any trading market might become. In addition, Fantex Holdings and some directors of Fantex Holdings have purchased standby shares in previous offerings of our tracking stocks and such standby shares are restricted as a result of securities laws, FINRA rules and lock‑up agreements for a period of at least 180 days. If an active trading market does not develop, you may be unable to sell, or have difficulty selling, any shares of our tracking stocks that you purchase, and the value of such shares may not reflect their fundamental value. The estimates of value of our tracking stocks were originally based on estimates of the business potential and earnings prospects of our contract parties and our estimates may not be indicative of prices that will prevail in the open market. Consequently, you may not be able to sell shares of our tracking stocks, if at all, at a price equal to or greater than the price you paid to purchase the shares of our tracking stocks.

Our tracking stocks are not a “covered security,” or otherwise exempt from the “blue sky” securities laws governing sales and purchases of our tracking stocks in each of the fifty states, and therefore we must register in each state in which offers and sales will be made.

Our tracking stocks are not a “covered security” for purposes of the Securities Act. The term “covered security” applies to securities preempted under federal law from state securities registration requirements due to their oversight by federal authorities and self‑regulatory authorities, such as national securities exchanges. Because our tracking stocks are not a “covered security,” the sale of our shares is subject to securities registration in various states.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell shares of our tracking stocks.

Secondary trading in our tracking stocks sold in the offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of such state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, our tracking stocks in any particular state, our tracking stocks may not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our tracking stocks, the liquidity for our tracking stocks could be significantly affected, resulting in a potential loss on your investment.

Risks Relating to Our Affiliate, FBS, and the FBS ATS

To own or trade our tracking stocks, investors must have a brokerage account with FBS or a member of the FBS selling group and our tracking stocks are traded in the secondary market only through the FBS ATS.

We do not intend to apply for a listing of our tracking stocks on any securities exchange or for their inclusion in any established automated dealer quotation system. To own or trade our tracking stocks, an investor must have a brokerage account with FBS or a member of the FBS selling group through which an investor will only be permitted to enter limit orders. Our tracking stocks will be traded in the secondary market only through the FBS ATS. If FBS or the FBS ATS suffers any disruption in business operations or activity for any reason, including regulatory or otherwise, investors may not be able to sell their shares.

The securities settlement process at FBS exposes it to certain risks specific to broker‑dealers that clear their own trades, which include greater sanctions for errors vis‑a‑vis brokers that outsource these functions to third‑party providers.

FBS will clear all trades effected on its ATS. Broker‑dealers that clear their own trades are subject to substantially more regulatory requirements than brokers that outsource these functions to third‑party providers. Errors in performing clearing functions, including clerical, technological and other errors related to the handling of funds and securities held by FBS on behalf of customers, could lead to censures, fines or other sanctions imposed by applicable regulatory authorities as well as losses and liability in related lawsuits and proceedings brought by FBS’s customers. Any unsettled securities transactions or wrongly executed transactions may expose FBS’s customers to adverse movements in the prices of our tracking stocks. In terms of customer order entry errors, there is always a risk a customer may accidentally enter a trade in the wrong stock, and/or with incorrect pricing. Customers will be limited in almost all cases to entering trades online with substantial front end order alerts and safeguards.

The FBS website and the FBS ATS are each operated on computer hardware that is currently located in a third‑party Web hosting facility and there may be interruptions or delays in service that are out of our, FBS’s or the third‑party’s control, which may result in an inability to sell shares of a tracking stock.

The FBS website and the FBS ATS are each operated on computer hardware that is currently located in a third‑party Web hosting facility in Chicago, Illinois operated by Rackspace, US Inc. Neither we nor FBS control the operation of this facility, and it is subject to damage or interruption from natural disasters, fires, power loss, telecommunications failures and similar events. It is also subject to break‑ins, sabotage, intentional acts of vandalism and similar misconduct. Despite precautions that may be taken at the facility, the occurrence of any of these unanticipated problems at the facility or any decision by Rackspace to close the facility without adequate notice could result in lengthy interruptions in the services provided by the FBS ATS, which could result in an extended period of delay during which time an investor would not be able to sell any shares. In addition, the failure by the Rackspace facility to provide required data communications capacity could result in additional interruptions.

If security measures at the FBS website and the FBS ATS are breached and unauthorized access is obtained to a customer’s data, the FBS ATS may be perceived as not being secure and customers may curtail or stop trading on the platform.

Services provided by FBS and the FBS ATS involve the storage and transmission of customers’ proprietary information, and security breaches could expose FBS and the FBS ATS to a risk of loss of this information, litigation and possible liability. If the security measures are breached as a result of third‑party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of security occurs, the market perception of the effectiveness of the security measures at FBS and the FBS ATS could be harmed and could result in fewer sales and customers. In addition to any damage to market perception, such breaches of security measures or resulting unlawful use of confidential information could, among other things: (i) subject FBS to liability for a failure to safeguard client data, (ii) subject FBS to regulatory sanctions or burdens, based on the authority of the SEC and FINRA to enforce regulations regarding business continuity planning, and (iii) require significant capital and operating expenditures to investigate and remediate the breach.

FBS’s insurance coverage may be inadequate or expensive to cover the losses resulting from any lawsuits or breaches of security.

FBS is subject to claims in the ordinary course of business. These claims may involve substantial amounts of money and involve significant defense costs. It is not always possible to prevent or detect activities giving rise to claims, and the precautions FBS takes may not be effective in all cases.

FBS maintains voluntary and required insurance coverage, including, among others, SIPC and fidelity bond insurance. While FBS endeavors to purchase coverage that is appropriate to its assessment of its risk, FBS is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. FBS’s business may be negatively affected if in the future its insurance proves to be inadequate or unavailable. In addition, insurance claims may harm FBS’s reputation or divert management resources away from operating FBS’s business.

Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading FBS’s technology platform or the introduction of a competitive platform could have a material adverse effect on FBS’s business.

FBS depends on highly specialized and, in many cases, proprietary technology to support its business functions, including, among others, (i) securities trading and custody, (ii) customer service, (iii) accounting and internal financial processes and controls, and (iv) regulatory compliance and reporting.

In addition, FBS’s continued success depends on its ability to effectively adopt new or adapt existing technologies to meet customer, industry and regulatory demands. FBS might be required to make significant capital expenditures to maintain competitive technology. For example, the future success of FBS may depend in part on its ability to anticipate and adapt to technological advancements required to meet the changing demands of its customers. The emergence of new industry standards and practices could render FBS’s existing systems obsolete or uncompetitive. Any upgrades or expansions may require significant expenditures of funds and may also cause FBS to suffer system degradations, outages and failures. There cannot be any assurance that FBS will have sufficient funds to adequately update and expand its networks, nor can there be any assurance that any upgrade or expansion attempts will be successful and accepted by its customers. If FBS’s technology systems were to fail and FBS were unable to recover in a timely way, FBS would be unable to fulfill critical business functions, which could lead to a loss of customers and could harm FBS’s reputation. A technological breakdown could also interfere with FBS’s ability to comply with financial reporting and other regulatory requirements, exposing FBS to disciplinary action and to liability to its customers.

Regulatory developments and FBS’s failure to comply with regulations could adversely affect FBS’s business by increasing its costs and exposure to litigation, affecting FBS’s reputation and making its business less profitable.

FBS’s business is subject to extensive regulation and supervision under both federal and state laws. FBS is a member of FINRA and registered as a broker‑dealer with the SEC, each of the 50 states (except for Arizona), the District of Columbia, Puerto Rico and the United States Virgin Islands.

Much of the regulation of broker‑dealers has been delegated to self‑regulatory organizations, or SROs, including FINRA. The primary regulators of FBS are FINRA and the SEC.

The SEC and FINRA as well as other U.S. governmental or regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws and regulations. There can also be no assurance that other federal or state agencies will not attempt to further regulate FBS’s business. These legislative and regulatory initiatives may affect the way in which FBS conducts its business and may make FBS’s business model less profitable.

FBS’s ability to conduct business in the jurisdictions in which it operates depends on its compliance with the laws, rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. FBS’s ability to comply with all applicable laws, rules and regulations is largely dependent on its establishment and maintenance of compliance, audit and reporting systems and procedures, as well as its ability to attract and retain qualified compliance, audit and risk management personnel. Policies and procedures adopted by FBS designed to comply with applicable laws, rules and regulations may not be fully effective and there can be no assurance that regulators or third parties will not raise material issues with respect to FBS’s past or future compliance with applicable regulations.

FBS’s profitability could also be affected by rules and regulations that impact the business and financial communities generally, including changes to the laws governing taxation, electronic commerce, privacy and data protection. Failure to comply with new rules and regulations, including in particular, rules and regulations that may arise pursuant to the Dodd‑Frank Wall Street Reform and Consumer Protection Act, could subject FBS to regulatory actions or litigation and it could have a material adverse effect on FBS’s business, results of operations, cash flows or financial condition. In addition, new rules and regulations could result in limitations on the lines of business FBS conducts, modifications to its business practices, increased capital requirements or additional costs.

FBS is subject to various regulatory ownership requirements, which, if not complied with, could result in the restriction of the ongoing conduct of its business.

The business activities that FBS may conduct are limited by various regulatory agencies. FBS’s membership agreement with FINRA may be amended by application to include additional business activities. This application process is time‑consuming and may not be successful. As a result, FBS may be prevented from entering new potentially profitable businesses in a timely manner, or at all. FBS is subject to various regulatory capital requirements, which, if not complied with, could result in the restriction of the ongoing conduct, growth, or even liquidation of parts of its business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 2. PROPERTIES

We share our principal executive offices with our parent’s 4,483 square foot real estate facility located at 330 Townsend Street, Suite 234, San Francisco, California 94107. We use this space primarily for our corporate operations. Our parent’s lease for this space expires in November 2015. We believe that this facility is sufficient for our needs for the foreseeable future. We have no contractual rights to share this real estate facility. We believe our existing facility, is in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our tracking stocks are traded on the FBS Alternative Trading System (or “ATS”) under the following symbols:

Tracking Stock	Symbol
Fantex Series Vernon Davis Convertible Tracking Stock	VNDSL
Fantex Series EJ Manuel Convertible Tracking Stock	EJMLL
Fantex Series Mohamed Sanu Convertible Tracking Stock	SANUL
Fantex Series Alshon Jeffery Convertible Tracking Stock	JEFFL

On March 20, 2015, the closing price of our common shares, as reported on the FBS ATS was, and we had the following number of shareholders:

Tracking Stock	Symbol	Closing Price	# of Shareholders
Fantex Series Vernon Davis Convertible Tracking Stock	VNDSL	$8.10	637
Fantex Series EJ Manuel Convertible Tracking Stock	EJMLL	$4.40	438
Fantex Series Mohamed Sanu Convertible Tracking Stock	SANUL	$13.00	201
Fantex Series Alshon Jeffery Convertible Tracking Stock	JEFFL	$11.00	222

There is no established public trading market for shares of our platform common stock. Our tracking stocks trade on the FBS ATS. The following table sets forth the high and low sale bid for our common shares for the period indicated as reported on the FBS ATS and such quotations are without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction:

	Bid Price
Fantex Series Vernon Davis Convertible Tracking Stock (1)	High	Low
Year ended December 31, 2014
Second Quarter Ended June 30, 2014	$19.80	$5.50
Third Quarter Ended September 30, 2014	11.50	7.00
Fourth Quarter Ended December 31, 2014	9.90	2.00
Fantex Series EJ Manuel Convertible Tracking Stock (2)
Year ended December 31, 2014
Third Quarter Ended September 30, 2014	$11.50	$1.00
Fourth Quarter Ended December 31, 2014	8.50	1.30
Fantex Series Mohamed Sanu Convertible Tracking Stock(3)
Year ended December 31, 2014
Fourth Quarter Ended December 31, 2014	$13.80	$1.00
(1)	Fantex Series Vernon Davis Convertible Tracking Stock started trading on the FBS ATS on April 28, 2014 and is the first date available for bid information.
(2)	Fantex Series EJ Manuel Convertible Tracking Stock started trading on the FBS ATS on July 21, 2014 and is the first date available for bid information.
(3)	Fantex Series Mohamed Sanu Convertible Tracking Stock started trading on the FBS ATS on November 3, 2014 and is the first date available for bid information.

As of March 20, 2015, we had 101,944,900 issued and outstanding common shares that were held by 1,497 holders of record, which consisted of 100,000,000 shares of our platform common stock that were held by Fantex Holdings, 421,100 shares of our Fantex Series Vernon Davis that were held by 637 holders of record, 523,700 shares of our Fantex Series EJ Manuel that were held by 438 holders of record, 164,300 shares of our Fantex Series Mohamed Sanu that were held by 201 holders of record and 835,800 shares of our Fantex Alshon Jeffery that were held by 222 holders of record.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, we completed our initial public offering of 421,100 share of our Fantex Series Vernon Davis. Our parent purchased 102,454 shares of Fantex Series Vernon Davis in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.5 million.

On July 21, 2014, we completed our initial public offering of 523,700 shares of our Fantex Series EJ Manuel. Our parent purchased 250,000 shares of Fantex Series EJ Manuel in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.5 million. In addition, certain directors of our parent purchased an aggregate of 27,934 shares of Fantex Series EJ Manuel in the offering at $10 per share for an aggregate purchase price of $279,340.

On November 3, 2014, we completed our initial public offering of 164,300 shares of our Fantex Series Mohamed Sanu. Our parent purchased 78,000 shares of Fantex Series Mohamed Sanu in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $0.78 million. In addition, certain directors of our parent purchased an aggregate of 10,365 shares of Fantex Series Mohamed Sanu in the offering at the offering price of $10 per share for an aggregate purchase price of $103,650.

On March 19, 2015, we completed our initial public offering of 835,800 shares of our Fantex Series Alshon Jeffery. Our parent purchased 400,000 shares of Fantex Series Alshon Jeffery in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $4.0 million. In addition, certain directors of our parent purchased an aggregate of 203,994 shares of Fantex Series Alshon Jeffery in the offering at the offering price of $10 per share for an aggregate purchase price of $2,039,940.

There were no issuer repurchases of shares of our platform common stock or our tracking stocks.

Dividend Policy

Our board of directors is permitted, but not required, to declare and pay dividends on our platform common stock or any of our tracking stocks in an amount up to the “available dividend amount” for the applicable series, to the extent permitted by the Delaware General Corporation Law.

The amount and timing of distributions to our common shareholders is determined by our board of directors and is based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions. We intend to pay cash dividends on a quarterly basis out of available cash for each tracking stock equal to an amount in excess of 20% of the “available dividend amount” for such series to the extent permitted by the General Corporation Law of the State of Delaware, and provided that such dividend is not expected to have a material impact on our liquidity or capital resources. The available dividend amount for any tracking stock is, as of any particular date, an amount equal to the lesser of (a) total assets of our company legally available for the payment of dividends under Delaware law and (b) an amount equal to (i) the excess of the total assets attributed to the applicable tracking stock over the total liabilities attributed to such tracking stock, less the par value of the outstanding shares of such tracking stock; or (ii) if there is no such excess, the attributable income of the tracking stock for the fiscal year in which the dividend is being declared and/or the preceding fiscal year. The available dividend amount for our platform common stock is as of any date an amount equal to the amount of our total assets legally available for the payment of dividends under Delaware law, less the aggregate amount of the “available dividend amount” for all of our then outstanding tracking stocks.

Our board of directors may change its dividend policy at any time and from time to time, and we may retain some or all available funds and future income to support our operations and finance the growth and development of our business. However, our board of directors will not in any event change the definition of “available dividend amount” for any series of our common stock or declare dividends on any series of our common stock in excess of the “available dividend amount” for that series.  However, as described above we intend  to pay quarterly cash dividends out of available cash for each tracking stock, if outstanding, equal to an amount in excess of 20% of the “available dividend amount” for each such tracking stock, provided such dividend is not expected to have a material impact on our liquidity or capital resources. Our board of directors has discretion to declare a dividend on any series of common stock without declaring a dividend on any other series of our common stock. In general, our board of directors does not expect to declare dividends on any series of common stock in an amount greater than the attributed cash on hand for such series.

The following table shows the cash dividends declared on a per share basis of Fantex Series Vernon Davis Convertible tracking stock for the year ended December 31, 2014:

			Cash Dividend
			Declared per Share
Year ended December 31, 2014	Record Date	Payment Date	of Fantex Series Vernon Davis
Third Quarter ended September 30, 2014	August 15, 2014	August 18, 2014	$0.70
Fourth Quarter ended December 31, 2014	November 25, 2014	November 26, 2014	$0.30

Other than as set forth above, we did not declare or pay cash dividends on any other shares of our capital stock in the years ended December 31, 2014 or December 31, 2013. We do not intend to declare dividends on our platform common stock for the foreseeable future. As discussed above, we intend to pay cash dividends on a quarterly basis out of available cash for each tracking stock.

If we sell all or substantially all of the assets of a tracking stock (but not in connection with a sale of our company), our board of directors will pay a dividend to holders of the related tracking stock, redeem shares of the related tracking stock, convert the outstanding shares of the related tracking stock into our platform common stock following the two‑year anniversary of the filing of a certificate of designation creating such tracking stock or some combination of the foregoing.

Our board of directors may change its dividend policy at any time and from time to time, and we may retain some or all available funds and future income to support our operations and finance the growth and development of our business as well as, in some circumstances, invest some of the available funds to further enhance a brand or acquire additional ABI in a brand if we believe that those would be more productive uses of some or all of the available funds. However, our board of directors will not in any event change the definition of “available dividend amount” for any series of our common stock or declare dividends on any series of our common stock in excess of the “available dividend amount” for that series.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

On April 22, 2014, our registration statement on Form S-1 (File No. 333-192476) was declared effective by the Securities and Exchange Commission (the “SEC”) for our initial public offering of 421,100 shares of Fantex Series Vernon Davis at a price to the public of $10.00 per share. The net proceeds to the Company from the offering were approximately $4.0 million reflecting gross proceeds to the Company of approximately $4.2 million, net of underwriting fees of approximately $0.2 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 29, 2014 pursuant to Rule 424(b).

On July 15, 2014, our registration statement on Form S-1 (File No. 333-194256) was declared effective by the SEC for our initial public offering of 523,700 shares of Fantex Series EJ Manuel at a price to the public of $10.00 per share. The net proceeds to the Company from the offering were approximately $5.0 million reflecting gross proceeds to the Company of approximately $5.2 million, net of underwriting fees of approximately $0.2 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2014 pursuant to Rule 424(b).

On October 27, 2014, our registration statement on Form S-1 (File No. 333-196437) was declared effective by the SEC for our initial public offering of 164,300 shares of Fantex Series Mohamed Sanu Convertible Tracking Stock at a price to the public of $10.00 per share. The net proceeds to the Company from the offering were approximately $1.5 million reflecting gross proceeds to the Company of approximately $1.6 million, net of underwriting fees of approximately $0.1 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 4, 2014 pursuant to Rule 424(b).

On February 17, 2015, our registration statement on Form S-1 (File No. 333-198986) was declared effective by the SEC for our initial public offering of 835,800 shares of Fantex Series Alshon Jeffery Convertible Tracking Stock at a price to the public of $10.00 per share. The net proceeds to the Company from the offering were approximately $7.94 million reflecting gross proceeds to the Company of $8.36 million, net of underwriting fees of approximately $0.42 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 18, 2015 pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

In August 2013, our board of directors adopted our 2013 Equity Incentive Award Plan, or the 2013 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The 2013 Plan was subsequently approved by our stockholders in September 2013. The 2013 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, deferred stock, other incentive awards, stock appreciation rights, or SARs, and cash awards. An aggregate of 7,500,000 shares of our platform common stock is available for issuance under awards granted pursuant to the 2013 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market.  No equity grants were made to our officers in 2014.

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available for
	Exercise of Outstanding	Exercise Price of Outstanding	Future Issuance Under
Plan Category	Options, Warrants and Rights	Options, Warrants and Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	7,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,500,000

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2014 and 2013 included in this Form 10-K.  This discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in the “Item 1A—Risk Factors.” However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

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

We acquire the minority interest by negotiating a significant upfront payment in exchange for the future income streams of the counter party and entering into a contract (which we refer to as a “brand contract”). Our primary method to finance the purchase price of each brand contract is through an initial public offering of a tracking stock linked to the value of such brand. To date we have completed four initial public offerings. We intend to enter into additional brand contracts in the future with other contract parties and are actively pursuing these brand contracts, but as of the filing date of this Form 10-K. We have no current commitments to enter into another brand contract.

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

We operate under a management agreement with our parent, who has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if our parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our parent to conduct our operations in accordance with the management agreement. See “Contractual Obligations—Management Agreement” below.

Tracking Stock Initial Public Offerings Completed During the Year Ended December 31, 2014

We completed the below initial public offerings in the table below during 2014. We had no initial public offering activity in 2013.

				Amounts Paid
		Shares	Net Amount	to		Counterparty
IPO Date	Tracking Stock	Issued	Raised (1)	Counterparty		Payment Date
April 28, 2014	Fantex Series Vernon Davis	421,100	$4,000,450	$4,000,000	(2)	May 5, 2014
July 21, 2014	Fantex Series EJ Manuel	523,700	$4,975,150	$4,975,000	(3)	July 25, 2014
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$1,560,850	$1,560,000	(4)	November 3, 2014
Totals		1,109,100	$10,536,450	$10,535,000

(1)	The amount raised is net of underwriting discounts and commissions
(2)	This amount includes escrow funds of $200,000 that were released to Vernon Davis on November 5, 2014 after six months of consecutive payments due under the brand contract were timely delivered to us.
(3)	This amount includes escrow funds of $248,750 that were released to EJ Manuel on January 26, 2015 after six months of consecutive payments due under the brand contract were timely delivered to us.
(4)

This includes an amount held in escrow of $78,000 that is expected to be released to Mohamed Sanu after six months of consecutive payments due under the brand contract have been timely delivered to us.

Brand Agreements Signed During the Years Ended December 31, 2014 and 2013

Below is a table summarizing the brand contracts that we executed during our fiscal years ended December 31, 2014 and 2013, but have not been consummated as of December 31, 2014.  The contracts entitle Fantex to the ABI percentage of the income that the contract party receives from and after the contract date as a result of the contract party’s activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of contract party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions

As consideration for future ABI under the brand contracts, Fantex agreed to pay the contract parties the listed consideration contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to a contract party under the brand contract once this payment is made, if at all, other than certain obligations to indemnify a contract party According to the terms of the brand contracts,  a contract party is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by such contract party. Amounts received by a contract party subsequent to the signing of the brand contract will be subject to payment to the Company if and when the upfront payment is made.

Contract Date	Contract Party	ABI %	Consideration
February 28, 2013	Arian Foster and The Ugly Duck, LLC	20	$10,000,000
September 18, 2014	Alshon Jeffery and Ben and Jeffery, Inc.	13	$7,940,000

Brand Agreements Signed after December 31, 2014

On January 9, 2015, we entered into a brand contract with Michael Brockers. The brand contract entitles us to 10% of Michael Brockers’s brand income from and after October 15, 2014. As consideration for the ABI, we will pay Michael Brockers a one-time cash amount of $3.44 million contingent upon our ability to obtain financing for the purchase price.

On March 26, 2014, we entered into a brand contract with Jack Mewhort. The brand contract entitles us to 10% of Jack Mewhort’s brand income from and after February 15, 2015. As consideration for the ABI, we will pay Jack Mewhort a one-time cash amount of $2.52 million contingent upon our ability to obtain financing for the purchase price.

On March 26, 2014, we entered into a brand contract with Kendall Wright. The brand contract entitles us to 10% of Kendall Wright’s brand income after December 15, 2014. As consideration for the ABI, we will pay Kendall Wright a one-time cash amount of $3.125 million contingent upon our ability to obtain financing for the purchase price.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of the filing date of this Form 10-K, we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties are also expected to be contingent upon us obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

Results of Operations

Years ended December 31, 2013 and 2014.

Income / (Loss) from Brand Contracts

We have little operational history and first began to generate income in the quarter ended June 30, 2014. Our loss generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We had no income for the same periods in 2013. We account for our brand contracts at estimated fair market value, as more fully described in the Notes to our Financial Statements in this Form 10-K. During the year ended December 31, 2014 the change in fair value of our brand contract portfolio resulted in a loss of $2,204,528.  This reflects an increase in the present value of the contracts as the cash flows are brought closer to the present, a net decrease in the net present value of the expected future cash flows due to the changes in career length and comparable contracts and amounts reclassified to receivables. The change in the fair value of our brand contracts for the year ended December 31, 2014 is summarized below.

	Beginning Balance at Purchase	Payments on Brand Contract	Increase in Present Value	Other Gains / (Loss)	Reclassified to Receivables	Fair Value December 31, 2014
Vernon Davis Brand Contract	$4,000,000	$(924,468)	$554,038	$(973,091)	$(30,147)	$2,626,332
EJ Manuel Brand Contract	4,975,000	(87,187)	628,720	(2,924,628)	(9,516)	2,582,389
Mohamed Sanu Brand Contract	1,560,000	(38,176)	242,656	268,805	(20,824)	2,012,461
	$10,535,000	$(1,049,831)	$1,425,414	$(3,628,914)	$(60,487)	$7,221,182

As described more fully below in “Critical Accounting Policies—Fair Value of Financial Instruments,” the valuation process we perform on our Level 3 brand contract assets relies significantly on the on-field statistical performance of the player. We perform this analysis when a complete year of statistical data for the player is available, which for the NFL was after week 17 of the season (December 28, 2014). Although we believe this process fairly computes the value of our brand contracts, like with all Level 3 type assets, the results can be highly volatile leading to significant changes in fair value from one period to the next period based on the under or over performance of the player against their comparable player group. The statistical on-field performance of the player will influence two of the observable input in our fair value model: career length and the comparable contracts. If the player has below average statistics compared to their comparable player group, the result will be a decrease in the particular observable input and result in losses in contract value. If a player’s statistics exceed their comparable player group, the result will generally be an increase in the observable inputs used to generate the fair value of the contract. We also assess on a continual basis, the short and longer term endorsement earnings potential of the player both during his career and in his post career.

The below table summarizes as of December 31, 2014 the changes in the various inputs to our valuation model and the impact on brand income:

	Career Length (years)			Comparable Contracts (1)			Endorsements	Other (2)
	Previous	Current	Gain / (Loss)	Previous Period	Current Period	Gain / (Loss)	Gain / (Loss)	Gain / (Loss)	Total
Vernon Davis Brand Contract	14	13	$(291,886)	4 year $33.4 million	3 year $23.6 million	$(241,504)	$(439,701)	$—	$(973,091)
EJ Manuel Brand Contract	10	9	(209,853)	3 year $40.6 million + 3 year $39.7 million	3 year $24.3 million + 2 year $8.2 million	(2,027,960)	(686,815)	—	(2,924,628)
Mohamed Sanu Brand Contract	9	9	—	4 year $23.1 million + 1 year $3.0 million	4 year $26.0 million + 1 year $4.0 million	153,877	(4,395)	119,323	268,805
Total			$(501,739)			$(2,115,587)	$(1,130,911)	$119,323	$(3,628,914)

(1)

Amounts listed in the previous and current comparable contracts represent the gross contract value which would except to be realized by the contract party in the future. The gain/(loss) amounts represents the present value that we are contractually entitled.

(2)

The Other Gain / (Loss) represents a combination of an increase in Mohamed Sanu’s 4th year salary from his contracted minimum per the NFL CBA Article 7 “Proven Performance Escalator” and changes in the timing of receipts of NFL payments.

We also assess on a continual basis, the short and longer term endorsement earnings potential of the player both during their career and their post career. Endorsement losses are a result of a reduction in the estimated future value of the endorsement earnings and a change in the timing of the receipt of the estimated future cash flow. During the valuation process we evaluate the player’s current and known future off-field earnings, their on-field performance and recognition (e.g. Pro-Bowl or All Pro designations).

Other than the above mentioned changes to our estimates for endorsement earnings, we made no other material changes to our assumptions in determining brand income for the year ended December 31, 2014. For a more detailed analysis of each tracking stock’s fair value please see Exhibit 99.1— Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.

Operating Expenses

The operating expenses for the years ended December 31, 2013 and 2014 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our parent, have been allocated to us from our parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

We currently have no employees, and are being supported by personnel employed by our parent. Personnel costs for the years ended December 31, 2013 and 2014 were $875,718 and $1,308,698, respectively. During 2013 our parent hired additional resources as we increased our activities related to brand contract acquisitions, valuations, marketing, brand building and the initial public offerings of our tracking stocks. Approximately $167,000 of the increase was due to three employees of our parent not drawing salaries until June 1, 2013. The remainder of the increase was due to having a full year of approximately 9 FTE employee salaries in 2014 versus 7 FTE employee salaries in 2013.

Three stockholders of our parent serve as our officers, including as our chief executive officer and the chief financial officer. Although these individuals purchased founders stock in Fantex Holdings upon formation of our parent or received grants of options in our parent, prior to June 1, 2013 they had received no compensation for their services from either us or our parent. The allocation of expenses from our parent for personnel does not include imputed costs for these officers, but does include other costs incurred by our parent for those officers, such as travel, benefits and facilities expenses for the period January 1, 2013 to May 31, 2013. Our parent began to pay cash compensation to the officers on June 1, 2013 and such compensation is reflected in the allocation of costs from that time through December 31, 2014.

Professional services, primarily made up of legal, accounting and marketing services were $ 2,305,020 and $2,136,554 for years ended December 31, 2013 and 2014 respectively. These costs decreased $168,466 from 2013 which was driven primarily by decreases in legal expenses of approximately $620,000 offset by increases in audit, brand marketing and other professional services of $451,000. The decrease in legal expenses was a result of getting through the regulatory and compliance issues related to becoming a public company by early 2014. As we transitioned from a start-up stage to an operational stage by successfully completing three initial public offerings for our tracking stocks, we incurred increases in our audit, brand marketing and other professional services. Pursuant to the management agreement with our parent, the Company also incurred management fee expenses from our parent of $52,492 in 2014 representing 5% of the cash receipts from our portfolio of brand contracts. Future increases in management fee expenses will be dependent upon the cash received from our brand contracts. We believe that our overall professional services related spending will continue to increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

In the years ended December 31, 2013 and 2014 our parent has incurred and allocated to us $381,567 and $605,969 respectively, of general and administrative expenses (exclusive of personnel costs) an increase of $224,412. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs. The increase was due to directors’ and officers’ insurance costs in 2014 that were not present in 2013, increased travel activities due to the launch of our athlete brands, and ongoing increases in our business development efforts. We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above.

Liquidity and Capital Resources

To date, we have relied on our parent for substantially all our liquidity and capital resources. During the year ended December 31, 2014, we completed the initial public offerings of three tracking stocks and collected ABI from those contract parties. In our three initial public offerings we raised $10.536 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to the brand contract counter parties. During 2014 we collected $1,049,831 from brand contracts representing our interest in brand income generated by the contracts.

Our parent contributed capital in the amounts of $4.3 million and $3.5 million, respectively, in the years ended December 31, 2013 and 2014. The contributed capital includes expenses paid by our parent on our behalf and allocated to us as expenses, as well as an equity cash contribution of $2.0 million on April 3, 2013 to provide working capital to finance our operating expenses. Our parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

On April 28, 2014, we completed our initial public offering for our Fantex Series Vernon Davis. We sold 421,100 shares for $4.21 million from which we paid underwriting costs of $0.2 million to FBS and $4.0 million to Vernon Davis to fund the purchase price of our brand contract with him. On May 5, 2014, Vernon Davis paid us approximately $0.4 million in ABI due to us under the brand contract for the period October 30, 2013 through April 28, 2014. We attributed 95% of this ABI to Fantex Series Vernon Davis with the remaining 5% being attributed to the Fantex platform common stock. On May 29, 2014, we learned that Vernon Davis would not qualify for the 2014 workout bonus available under his current contract with the San Francisco 49ers. As a result, we did not receive $20,000 in ABI as anticipated. This did not have a material impact on the Company’s liquidity or capital resources.

On May 27, 2014, our board of directors declared a cash dividend of $0.70 per share of our Fantex Series Vernon Davis, for an aggregate payment of $294,770. The dividend was paid on August 18, 2014 to holders of such shares at the close of business on August 15, 2014. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

On July 21, 2014, we completed our initial public offering of 523,700 shares of our Fantex Series EJ Manuel, raising gross proceeds of approximately $5.24 million. Our parent purchased 250,000 shares of Fantex Series EJ Manuel in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.5 million. In addition, certain directors of our parent purchased an aggregate of 27,934 shares of Fantex Series EJ Manuel in the offering at $10 per share for an aggregate purchase price of $279,340.

On July 25, 2014, as consideration for future ABI under the EJ Manuel brand contract, Fantex paid EJ Manuel approximately $5.0 million less ABI due to us under the EJ Manuel brand contract for the period between February 14, 2014 and July 25, 2014.

On October 21, 2014, our board of directors declared a cash dividend of $0.30 per share of our Fantex Series Vernon Davis, for an aggregate payment of $126,330. The dividend was paid on November 26, 2014 to holders of such shares at the close of business on November 25, 2014. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

On November 3, 2014, we completed our initial public offering of 164,300 shares of our Fantex Series Mohamed Sanu, raising gross proceeds of approximately $1.64 million. Our parent purchased 78,000 shares of Fantex Series Mohamed Sanu in the offering at $10 per share, which was the initial offering price to the public, for an aggregate purchase price of $0.78 million. In addition, certain directors of our parent purchased an aggregate of 10,365 shares of Fantex Series Mohamed Sanu in the offering at $10 per share for an aggregate purchase price of $103,650.

On November 3, 2014, as consideration for future ABI under the Mohamed Sanu brand contract, Fantex paid Mohamed Sanu approximately $1.56 million less ABI due to us under the Mohamed Sanu brand contract for the period between May 14, 2014 and November 3, 2014.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our parent, pursuant to which our parent has agreed to provide us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We incurred management fees of $52,492 for the year ended December 31, 2014, which represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts. The expense allocation from our parent was reduced by the amount of the management fee for the year ended December 31, 2014.

We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate would occur until we begin to generate significant cash flows from multiple brand contracts. However, if our parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our parent; at this time our parent intends to continue to fund operations for at least the next 12 months. Our parent has no obligation to continue to finance our operations except as required under our management agreement. See “Contractual Obligations—Management Agreement” below

We believe the net proceeds from our offerings together with existing cash and cash equivalents and our parent’s capital contributions will be sufficient to fund our projected capital needs and operating expenses for the next 12 months. However, if our operating and other expenses are higher than we expect or our cash receipts from brand contracts are lower than we expect then we may require higher than expected contributions from our parent. In addition, if there is insufficient investor demand for any of our future offerings our parent may have to expend additional funds to act as a standby purchaser for such offering or else we may not be able to consummate such offering. In these events our parent may need to raise additional capital sooner than expected.

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

Our internal valuation professionals, which consist of employees of our parent, Fantex Holdings are responsible for estimating fair value based on various factors including:

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

The valuation professionals, which consist of employees of our parent, Fantex Holdings, will document their considerations of this data and it is then reviewed by a valuation committee consisting of management of our parent, Fantex Holdings, and our officers, including our chief executive officer and chief financial officer. We then utilize the approved valuation as a basis to negotiate the purchase price of a brand contract. We follow this process on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

If the estimates of brand income prove to be too high and/or the discount rates used in the calculation prove to be too low then the valuation of a brand contract may be too high which will result in the recording of a loss on the brand contract.

Brand Contracts, at Estimated Fair Value

The negotiated value of our brand contracts, including those brand contracts discussed below and brand contracts with any future contract parties, have been and will continue to be based on a discounted cash flow model using the procedures described above.

In our analysis we generally consider three categories of potential brand income:

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

Discount Rates

In determining the discount rates to use, we consider numerous factors such as, for example, yield on CCC-rated bonds and discount rates of companies that we believe have similar attributes to ours. For example, like us, some biotechnology companies have a very small capitalization, are heavily reliant on the revenues of only a few products and in many cases, dependent on a single product, and at the time of their initial public offering, their main, if not their only product candidate, was still in development and future revenues were uncertain and may never be realized.

For each of our current brand contracts, we based discount rates on our observations that (1) as of March 2015, yields on CCC-rated bonds have been trading at approximately 11.8788% according to market research and (2) based on our internal research and discussions with industry participants, we determined that as of July 2014, the average weighted average cost of capital for a sample set of 36 then publicly-traded biotechnology companies was 8.3%.

In addition, in determining the appropriate discount rates to use, we also consider the specific risk profile of the contract party.

Career Length

Our career length analysis varies based on the number of years the contract party has performed in his or her primary career, such as the NFL. To the extent the contract party has sufficient playing experience and statistical data points to build an econometric model that can more accurately predict career length, we intend to use the econometric model taking into account each of the following factors determined to be statistically significant in predicting career length:

•

Statistical Production.  Our research has indicated that higher statistical production leads to longer career length. In particular, we measure statistical production through a weighted combination of factors that are relevant to a specific playing position.

•	Ability to play positions other than the position listed on the team roster. Our research indicates that players with the ability to play more than one position have a longer average career length.
•

Durability.  Our research indicates that more durable players have a longer career length. We measure durability based on a percentage of regular season games played during the total seasons completed as of the date of the analysis.

•

Super Bowl Participation / Pro Bowl Selection  Our research indicates that players participating in at least one Super Bowl or have been selected to at least one Pro Bowl have greater expected career length.

•	Draft Position. Our research indicates that the higher the draft position, the longer the career length.
•

Early Career Injuries.  Our research indicates that severe injuries, determined by number of games missed (half a season) or placed on injured reserve, in a player's first through third seasons resulted in shorter career lengths.

We have determined that players with an active playing career of four complete seasons or more have sufficient playing experience and statistical data points that are useful in building a meaningful econometric model.

The respective weight assigned to each of these factors in our econometric model is dependent on the playing position of the particular contract party.

For players with shorter careers at the time they enter into the brand contract with us, we intend to use analytical models that predict that player's career length based on factors relevant to that specific contract party, as determined on a case by case basis.

In addition, in determining career length, we only consider players that have retired from their playing careers in order to more completely assess potential career lengths of contract parties. We believe that including players who are still active in their professional sport would artificially bias the projected career length downwards given that such a data set would include players who have just begun their careers and may continue to play for several years longer.

Player Contract Values

In estimating the value of the future player contracts for our contract parties, we review the contracts for players in the professional sport, retired or active who we believe are of similar caliber to the contract party and who have entered into contracts in a similar era, and are or were at similar ages and stages in their career at which the contract party is expected to enter into additional player contracts. The values of such contracts are adjusted for inflation to better predict the contract values of future player contracts for our contract parties.

Below is a table showing the change in fair value of our brand contract portfolio by Category A, Category B and Category C from consummation of the brand contract through December 31, 2014.

	Balance January 1, 2014	Contract Acquisition	Payments on Brand Contracts	Increase in Present Value	Gain / (Loss)	Transfers / Reclasses	Balance December 31, 2014
Category A
NFL Contracts	$—	$724,306	$(847,279)	$27,919	$4,943	$502,537	$412,426
Endorsements	—	12,169	(37,951)	1,162	6,418	54,503	36,301
Category B
NFL Contracts	—	926,130	(130,398)	143,716	76,942	(563,024)	453,366
Endorsements	—	48,567	(34,203)	25,217	(38,415)	(1,166)	—
Category C
NFL Contracts	—	6,975,468	—	1,026,799	(2,538,423)	—	5,463,844
Endorsements	—	1,684,216	—	163,645	(1,165,705)	(53,337)	628,819
Post-Career	—	164,143	—	36,956	25,326	—	226,425
Total	$—	$10,535,000	$(1,049,831)	$1,425,414	$(3,628,914)	$(60,487)	$7,221,182

(1)

We consummated 3 brand contracts during the year ended December 31, 2014 as disclosed above in the Management’s Discussion and Analysis of Financial Condition and Result of Operations “—  Tracking Stock Initial Public Offerings Completed During the Year Ended December 31, 2014.”

For a more detailed breakdown of the portfolio fair value by tracking stock, please see Exhibit 99.1 “—  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Estimated Fair Value of Brand Contracts Consummated as of December 31, 2014

Mohamed Sanu Brand Contract, at Estimated Fair Value

On May 14, 2014, we entered into a brand contract with Mohamed Sanu. At that time we estimated the fair value of the brand contract to be approximately $1.56 million. On November 3, 2014, we completed the initial public offering of our Fantex Series Mohamed Sanu. On November 3, 2014, as consideration for future ABI under the Mohamed Sanu brand contract, we paid Mohamed Sanu approximately $1.56 million less ABI due to us under the brand contract for the period between May 14, 2014 and November 3, 2014.

The table below shows our estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Mohamed Sanu as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$590,000	$564,593	2.03%	3.62%	4.50%
Current NFL Contract (2014)	$590,000	$564,593	2.03%	3.62%	4.50%
Current Endorsements (None)	$—	$—	—	—	—
Category B	$680,000	$561,983	2.34%	3.60%	10.00%
Current NFL Contract (2015)	$680,000	$561,983	2.34%	3.60%	10.00%
Current Endorsements (None)	$—	$—	—	—	—
Category C	$27,776,524	$14,479,031	95.63%	92.78%	16.43%
Projected Player Contracts	$27,176,524	$14,238,846	93.56%	91.24%	16.40%
Projected Endorsements	$350,000	$198,454	1.20%	1.27%	16.34%
Projected Post‑Career	$250,000	$41,731	0.86%	0.27%	20.00%
Total	$29,046,524	$15,605,608	100.00%	100.00%	16.04%

(1)

All amounts presented are gross payments due to Mohamed Sanu prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after May 14, 2014.

•	Category A—An example of Category A income that we included in the model for Mohamed Sanu is his contractual salary for the 2014 NFL playing season after May 14, 2014.
•	Category B—An example of Category B income that we included in the model for Mohamed Sanu is contractual salary for the 2015 NFL playing season.
•	Category C—Examples of Category C income that we included in the model for Mohamed Sanu are:
•	Projected Future NFL Contracts—Potential brand income related to anticipated future NFL playing contracts, following the expiration of Mohamed Sanu’s current NFL player contract.
•

Projected Endorsements—Potential brand income related to anticipated future endorsement contracts during Mohamed Sanu’s NFL playing career. An example of this would include a potential future endorsement contract with a significant new sponsor.

•

Projected Post-Career—Potential brand income related to anticipated future contracts, such as future endorsements, and/or additional brand income generated from coaching, broadcasting, or the like, following Mohamed Sanu’s NFL playing career.

Our brand contract with Mohamed Sanu was consummated on November 3, 2014 when we paid Mohamed Sanu $1,560,000.  We did not make any adjustments to the fair value of this brand contract from the contract inception date of May 14, 2014 until the consummation of the brand contract as we believe that our significant assumptions listed below continue to be reasonable.

The most significant assumptions in our initial determination of fair value for Mohamed Sanu’s brand contract included:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least 9 years; and
•	that during this time he would enter into additional NFL player contracts for at least $27.1 million in total.

The most significant assumptions in our determination of fair value for Mohamed Sanu’s brand contract as of December 31, 2014 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least 9 years; and
•	that during this time he would enter into additional NFL player contracts for at least $30.0 million in total.

Below is a table showing the change in fair value of the Mohamed Sanu brand contract by Category A, Category B, and Category C from consummation of the brand contract on November 3, 2014 through December 31, 2014.

Mohamed Sanu Brand Contract	Purchase Date (November 3, 2014)	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	December 31, 2014
Category A
NFL Contract	$56,459	$(38,176)	$2,541	$—	$126,834	$147,658
Endorsements	—	—	—	—	—	—
Category B
NFL Contract	56,198	—	12,739	78,721	(147,658)	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	1,423,885	—	222,744	194,523	—	1,841,152
Endorsements	19,845	—	3,775	—	—	23,620
Post-Career	3,613	—	857	561	—	5,031
Total	$1,560,000	$(38,176)	$242,656	$273,805	$(20,824)	$2,017,461

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

EJ Manuel Brand Contract, at Estimated Fair Value

On February 14, 2014, we entered into a brand contract with EJ Manuel and his affiliated company, Kire Enterprises, LLC. The table below shows our estimates as of February 14, 2014, based on the quantitative and qualitative factors described above of Category A, Category B and Category C brand income for EJ Manuel as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$3,723,264	$3,375,163	3.5%	6.8%	4.7%
Current NFL Contract (2014-2016)(3)	$3,638,264	$3,301,250	3.5%	6.7%	4.5%
Current Endorsements (2014)	$85,000	$73,913	0.1%	0.1%	15.0%
Category B	$195,000	$134,455	0.2%	0.3%	15.0%
Current NFL Contract (None)	$—	$—	—	—	—
Current Endorsements (2015 and beyond)	$195,000	$134,455	0.2%	0.3%	15.0%
Category C	$101,276,268	$46,101,726	96.3%	92.9%	15.0%
Projected Player Contracts	$80,306,268	$36,167,290	76.3%	72.9%	14.7%
Projected Endorsements	$19,220,000	$9,715,512	18.3%	19.6%	15.8%
Projected Post‑Career	$1,750,000	$218,924	1.7%	0.4%	20.0%
Total	$105,194,532	$49,611,344	100.0%	100.0%	14.6%

(1)

All amounts presented are gross payments due to EJ Manuel prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after February 14, 2014.

(3)	The amounts payable to EJ Manuel under his NFL player contract from 2014 – 2016 are guaranteed.

•

Category A— Examples of Category A income that we included in the model for EJ Manuel are his contractual salary for the 2014 – 2016 NFL playing seasons and amounts under existing endorsements through the 2014 NFL playing season, in each case from and after February 14, 2014.

•	Category B—Examples of Category B income that we included in the model for EJ Manuel are portions of EJ Manuel’s current endorsement contracts for season 2015 and beyond.
•	Category C—Examples of Category C income that we included in the model for EJ Manuel are:
•	Projected Future NFL Contracts—Potential brand income related to anticipated future NFL playing contracts, following the expiration of EJ Manuel’s current NFL player contract.
•

Projected Endorsements—Potential brand income related to anticipated future endorsement contracts during EJ Manuel’s NFL playing career. An example of this would include a potential future endorsement contract with a significant new sponsor.

•

Projected Post-Career—Potential brand income related to anticipated future contracts, such as future endorsements, and/or additional brand income generated from coaching, broadcasting, or the like, following EJ Manuel’s NFL playing career.

Our brand contract with EJ Manuel was consummated on July 25, 2014 when we paid EJ Manuel $4,975,000. We did not make any adjustments to the fair value of this brand contract from the contract inception date of February 14, 2014 until the consummation of the brand contract as we believe that our significant assumptions listed below continue to be reasonable.

The most significant assumptions in our initial determination of fair value for EJ Manuel’s brand contract above included:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that EJ Manuel would have an NFL career length of at least 10 years; and
•

that during this time he would enter into additional NFL player contracts for at least $80.3 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

The most significant assumptions in our determination of fair value for EJ Manuel’s brand contract as of December 31, 2014 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that EJ Manuel would have an NFL career length of at least 9 years; and
•

that during this time he would enter into additional NFL player contracts for at least $32.5 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the EJ Manuel brand contract by Category A, Category B, and Category C from consummation of the brand contract on July 25, 2014 through December 31, 2014.

EJ Manuel Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	December 31, 2014
Category A
NFL Contract	$330,125	$(71,371)	$15,635	$(105)	$(9,516)	$264,768
Endorsements	7,391	(14,918)	1,109	6,418	—	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	13,446	(898)	—	(12,548)	—	—
Category C
NFL Contract	3,616,729	—	488,697	(2,237,423)	—	1,868,003
Endorsements	985,417	—	113,645	(680,970)	—	418,092
Post-Career	21,892	—	9,634	—	—	31,526
Total	$4,975,000	$(87,187)	$628,720	$(2,924,628)	$(9,516)	$2,582,389

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.

Vernon Davis Brand Contract, at Estimated Fair Value

On October 30, 2013, we entered into a brand contract with Vernon Davis and his affiliated company, The Duke Marketing, LLC. The table below shows our estimates, based on the quantitative and qualitative factors described above of Category A, Category B and Category C brand income for Vernon Davis as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$3,462,900	$3,425,002	5.7%	8.7%	4.5%
Current NFL Contract (2013) (3)	$3,414,588	$3,377,219	5.6%	8.6%	4.5%
Current Endorsements (2013)	$48,312	$47,783	0.1%	0.1%	4.5%
Category B	$10,663,000	$9,050,526	17.4%	23.1%	10.0%
Current NFL Contract (2014 and beyond)	$10,250,000	$8,699,318	16.7%	22.2%	10.0%
Current Endorsements (2014 and beyond)	$413,000	$351,208	0.7%	0.9%	10.0%
Category C	$47,133,026	$26,782,368	76.9%	68.2%	12.9%
Projected Player Contracts	$33,344,338	$19,348,544	54.4%	49.3%	13.2%
Projected Endorsements	$8,288,689	$6,047,439	13.5%	15.4%	9.7%
Projected Post‑Career	$5,500,000	$1,386,385	9.0%	3.5%	15.0%
Total	$61,258,926	$39,257,896	100.0%	100.0%	11.4%

(1)

All amounts presented are gross payments due to Vernon Davis prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after October 30, 2013.
(3)

The amounts payable to Vernon Davis under his NFL player contract in 2013 we not guaranteed at the time we entered into the brand contract with Vernon Davis but were earned in full as of the end of the 2013 NFL season.

•

Category A—Examples of Category A income that we included in the model for Vernon Davis are his contractual salary for the 2013 NFL playing season and amounts under existing endorsements through the 2013 NFL playing season, in each case from and after October 30, 2013.

•

Category B—Examples of Category B income that we included in the model for Vernon Davis are portions of Vernon Davis’s current NFL player contract and contracted endorsements and bonus for seasons 2014 and beyond.

•	Category C—Examples of Category C income that we included in the model for Vernon Davis are:
•	Projected Future NFL Contracts—Potential brand income related to anticipated future NFL playing contracts, following the expiration of Vernon Davis’s current NFL player contract.
•

Projected Endorsements—Potential brand income related to anticipated future endorsement contracts during Vernon Davis’s NFL playing career. An example of this would include a potential future endorsement contract with a significant new sponsor.

•

Projected Post-Career—Potential brand income related to anticipated future contracts, such as future endorsements, and/or additional brand income generated from coaching, broadcasting, or the like, following Vernon Davis’s NFL playing career.

Our brand contact with Vernon Davis was consummated on May 2, 2014 when we paid Vernon Davis $4,000,000. We did not make any adjustments to the fair value of this brand contract from the contract inception date of October 30, 2013 until the consummation of the brand contract as we believe that our significant assumptions listed below continue to be reasonable.

The most significant assumptions in our initial determination of fair value for Vernon Davis’ brand contract included:

•	discount rates for each of Category A, Category B and Category C as set forth above;

•	that Vernon Davis would have an NFL career length of at least 14 years; and

•

that during this time he would enter into an additional NFL player contract for at least $33.34 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

The most significant assumptions in our determination of fair value for Vernon Davis’ brand contract as of December 31, 2014 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;

•	that Vernon Davis would have an NFL career length of at least 13 years; and

•

that during this time he would enter into an additional NFL player contract for at least $23.6 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the Vernon Davis brand contract by Category A, Category B, and Category C from consummation of the brand contract on May 2, 2014 through December 31, 2014.

Vernon Davis Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	December 31, 2014
Category A
NFL Contract	$337,722	$(737,732)	$9,743	$5,048	$385,219	$—
Endorsements	4,778	(23,033)	53	—	54,503	36,301
Category B
NFL Contract	869,932	(130,398)	130,977	(1,779)	(415,366)	453,366
Endorsements	35,121	(33,305)	25,217	(25,867)	(1,166)	—
Category C
NFL Contract	1,934,854	—	315,358	(495,523)	—	1,754,689
Endorsements	678,954	—	46,225	(479,735)	(53,337)	192,107
Post-Career	138,639	—	26,465	24,765	—	189,869
Total	$4,000,000	$(924,468)	$554,038	$(973,091)	$(30,147)	$2,626,332

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1  “–  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For a more detailed description of how we estimated the fair values of our brand contracts, see “Note 5—Investment In Brand Contracts, At Fair Value” in the notes to our financial statements.

Estimated Fair Value of Brand Contracts not Consummated as of December 31, 2014

Michael Brockers Brand Contract, at Estimated Fair Value

On January 9, 2015, we entered into a brand contract with Michael Brockers and his affiliated company, Brockers Marketing, LLC. The table below shows our estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Michael Brockers as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted-
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Current NFL Contract (2014 & 2015)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Current Endorsements (none)	$—	$—	—	—	—
Category B	$—	$—	—	—	—
Current NFL Contract (none)	$—	$—	—	—	—
Current Endorsements (none)	$—	$—	—	—	—
Category C	$69,823,275	$31,638,787	96.54%	93.08%	14.82%
Projected Player Contracts	$69,073,275	$31,375,089	95.51%	92.31%	14.79%
Projected Endorsements	$500,000	$239,548	0.69%	0.70%	16.25%
Projected Post‑Career	$250,000	$24,150	0.35%	0.07%	20.00%
Total	$72,324,201	$33,990,011	100.00%	100.00%	14.46%

(1)

All amounts presented are gross payments due to Michael Brockers prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after October 15, 2014 and are guaranteed.
•	Category A—Category A income that we included in the model for Michael Brockers is his contractual salary for the 2014 and 2015 NFL playing seasons from and after October 15, 2014.
•	Category B—An example of Category B income that would be included in the model are portions of a player’s current endorsement contracts for the 2016 NFL season and beyond.
•	Category C—Examples of Category C income that we included in the model for Michael Brockers are:
•	Projected Future NFL Contracts—Potential brand income related to anticipated future NFL playing contracts, following the expiration of Michael Brockers’s current NFL player contract.
•

Projected Endorsements—Potential brand income related to anticipated future endorsement contracts during Michael Brockers’s NFL playing career. An example of this would include a potential future endorsement contract with a significant new sponsor.

•

Projected Post-Career—Potential brand income related to anticipated future contracts, such as future endorsements, and/or additional brand income generated from coaching, broadcasting, or the like, following Michael Brockers’s NFL playing career.

The most significant assumptions in our determination of fair value for Michael Brockers’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Michael Brockers would have an NFL career length of at least 12 years; and
•

that during this time he would play out his existing NFL player contract and enter into two additional NFL player contracts for at least $69.07 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Alshon Jeffery Brand Contract, at Estimated Fair Value

On September 18, 2014, we entered into a brand contract with Alshon Jeffery and his affiliated company, Ben and Jeffery Inc. We have not recorded any adjustments for changes in fair value for this brand contract from the contract inception date of September 18, 2014 through December 31, 2014 as we believe that our significant assumptions used to arrive at that fair value continue to be reasonable as of December 31, 2014. On March 19, 2015, we completed the initial public offering of our Fantex Series Alshon Jeffery. On March 19, 2015, as consideration for future ABI under the Alshon Jeffery brand contract, we paid Alshon Jeffery approximately $7.94 million less ABI due to us under the brand contract for the period between September 7, 2014 and March 19, 2015 for brand income payable under his NFL player contract and for the period between September 18, 2014 and March 19, 2015 with respect to all other brand income.

The table below shows our estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Alshon Jeffery as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted-
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$773,438	$740,132	0.73%	1.21%	4.50%
Current NFL Contract (2014)	$753,438	$720,993	0.71%	1.18%	4.50%
Endorsements	$20,000	$19,139	0.02%	0.03%	4.50%
Category B	$195,440	$143,198	0.19%	0.24%	15.00%
NFL Contract (2015)(3)	$—	$—	—	—	—
Endorsements (2015 and beyond)	$195,440	$143,198	0.19%	0.24%	15.00%
Category C	$104,330,610	$60,199,928	99.08%	98.55%	11.96%
Projected Player Contracts	$100,196,050	$58,327,405	95.15%	95.49%	11.81%
Projected Endorsements	$3,884,560	$1,843,543	3.69%	3.02%	15.02%
Projected Post-Career	$250,000	$28,980	0.24%	0.05%	20.00%
Total	$105,299,488	$61,083,258	100.00%	100.00%	11.87%

(1)

All amounts presented are gross payments due to Alshon Jeffery prior to any exclusion for expenses such as legal fees, travel expenses or self‑employment taxes, which are otherwise excluded from brand income. Potential post‑season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	Amounts in Current NFL Contract are from and after September 7, 2014. Amounts in Endorsements are from and after September 18, 2014.
(3)	As part of our estimate of Alshon Jeffery’s brand income we have assumed that Alshon Jeffery will 88 renegotiate his NFL playing contract prior to the 2015 season and as such we did not include the any brand income in Category B that is payable to Alshon Jeffery for the 2015 under his current NFL player contract.

•

Category A—Examples of Category A income that we included in the model for Alshon Jeffery is his contractual salary for the 2014 NFL playing season, from and after September 7, 2014, and amounts guaranteed under existing endorsements, from and after September 18, 2014.

•	Category B—Examples of Category B income that we included in the model for Alshon Jeffery are the portions of Alshon Jeffery’s current endorsement contracts for season 2015 and beyond.
•	Category C—Examples of Category C income that we included in the model for Alshon Jeffery are:
•	Projected Future NFL Contracts—Potential brand income related to anticipated future NFL playing contracts, following the 2014 season.
•

Projected Endorsements—Potential brand income related to anticipated future endorsement contracts during Alshon Jeffery’s NFL playing career. An example of this would include a potential future endorsement contract with a significant new sponsor.

•

Projected Post‑Career—Potential brand income related to anticipated future contracts, such as future endorsements, and/or additional brand income generated from coaching, broadcasting, or the like, following Alshon Jeffery’s NFL playing career.

Our brand contract with Alshon Jeffery was consummated on March 19, 2015 when we paid Alshon Jeffery $7,940,000. We did not make any adjustments to the fair value of this brand contract from the contract inception date of September 18, 2014 until the consummation of the brand contract as we believe that our significant assumptions listed below continue to be reasonable.

The most significant assumptions in our determination of fair value for Alshon Jeffery’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Alshon Jeffery would have an NFL career length of at least 11 years; and
•

that during this time he would renegotiate his current NFL playing contract after the 2014 season and that he would be paid significantly more for the 2015 season than is specified in his current NFL player contract and enter into additional NFL player contracts for at least $100.2 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Arian Foster Brand Contract, at Estimated Fair Value

On February 28, 2013, we entered into a brand contract with Arian Foster and his affiliated company, The Ugly Duck, LLC and amended and restated such contract on each of May 24, 2013 and August 21, 2013. On November 12, 2013, after confirming reports that Arian Foster will undergo season ending back surgery, we announced that we were postponing the offering for Fantex Series Arian Foster. Although Arian Foster has recently returned to the playing field, we intend to monitor Arian Foster’s on field performance and health and intend to continue with the offering of Fantex Series Arian Foster at an appropriate time in the future. We cannot guarantee that the offering of Fantex Series Arian Foster will be consummated or that the offering will be resumed upon the same terms or that the valuation of the Arian Foster brand value has not changed.

For more information about  the portfolio fair value by tracking stock, please see Exhibit 99.1 — Attributed Financial Information for Our Platform Common Stock and Tracking Stocks, which is incorporated by reference herein.

Income (Loss) From Brand Contracts

We recognize income from brand contracts when cash or other considerations are received by the contract party under included contracts, which is the point at which we earn the right to our proportionate share of amounts received by the contract party. Other considerations received by the contract party may include stock, automobiles, or other items of value. In the event other considerations are received by the contract party, we will recognize income from brand contracts equal to our proportionate share of the estimated fair value of the other considerations received, and will receive payment in either cash or such other considerations based on the contractual arrangement. Amounts due to us under the brand contract are either remitted directly from the source of such income or through payment by the contract party. The brand contract stipulates that income once we earn it is not subject to recapture by the contract party.

For purposes of our financial statements and the notes thereto, cash received under the brand contract will either be recognized as a reduction of our carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction of carrying value or income (loss) from brand contracts will depend on the timing of such cash receipt.

Additionally, the timing of changes in our estimates of future cash flows will impact whether cash receipts are recognized as a reduction of our carrying value or as income (loss) from brand contracts. If for example we increase our estimate of future cash flows and such increased cash flows are not received until a future period, such increase will be recognized as income (loss) from brand contracts and the majority of such future cash flow will be recognized as a reduction of carrying value of our investment. If on the other hand our expected cash flows increase and were not foreseen and therefore not expected until the period in which the cash is actually received, the entire cash amount will be recognized as income (loss) from brand contracts.

Expected cash flows will be based on the included contracts the contract party has in place and the expectations of future contracts. As it becomes more likely that the contract party will collect contracted amounts the expected discount rate will decrease. A decrease in the discount rate will result in the receipt of cash primarily being allocated to reduction of carrying value of our investment. The discount rates are determined at the purchase date and are revised each period based on the performance of the brand contract and the likelihood of collection of future contracted amounts.

Income (loss) from brand contracts are based on an estimate of expected cash flows and the associated expected discount rate. Changes in fair value resulting from changes in the expected performance of the brand contract or market factors are included in income (loss) from brand contracts in the statement of operations.

We are entitled to certain information and audit rights pursuant to the brand contracts that enable us to adequately calculate and collect the ABI under the brand contract. In addition to such annual audit rights, we intend to create a contract administration and surveillance division to proactively monitor and administer our rights under the brand contracts. Following the execution of a brand contract, the contract administration and surveillance division shall prepare a schedule charting the timing and amounts of expected future payments associated with that certain counterparty’s existing contracts that are subject to our brand contract, along with the term and the expected timing each contract would be expected to be renegotiated or renewed. The division will also be tasked with ensuring that all directives to pay Fantex directly have been executed and accepted by the parties making such payments. We will contact the contract party at renewal terms to determine whether the contracts will be renewed and take necessary steps to ensure that any new agreements are covered under the brand contract.

The division will also be tasked with reviewing each brand contract quarterly and to contact each of our contract parties to determine if the parties entered into additional agreements or renegotiated existing agreements that may impact our ABI. To supplement these direct inquiries, this division will also monitor social and mainstream media on at least a weekly basis for information relevant to our brand contract or relationship with each of our contract parties, including trade rumors, reports of new endorsements or other agreements that may be subject to our brand contract with such contract parties, reports of renegotiation of existing agreements and reports of personal behavior that may be beneficial or detrimental to the brand contract in general.

In addition to the above, in the event that expected payments are not received on a timely basis (generally within five days of receipt of income by the contract party), we will attempt to contact the contract party and resolve any issues of nonpayment amicably. If our efforts are unsuccessful, any issues with contract payments will initially be escalated to senior management for resolution. Depending on the nature and materiality of the contract party’s nonperformance, we may initiate legal action to recover any unpaid amounts under the brand contract. Significant or continuous nonpayment may be material and may trigger additional disclosure under the Securities Act as well as impair the fair value of the asset on our books.

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

Election to Opt Out of Transition Period

Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non‑emerging growth companies but any such election to opt out is irrevocable. Fantex has elected to opt out of the extended transition period.

Contractual Obligations

Our principal contractual obligations are limited to our obligations under our management agreement with our parent and our brand contracts. We are not committed to any future capital expenditures, including rental commitments, which are solely in the name of our parent.

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

Vernon Davis Brand Contract

As discussed above and in the notes to the financial statements on May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million as consideration for the ABI under our brand contract with him and received approximately $0.9 million from Vernon Davis as ABI from October 30, 2013 (date of brand contract) through December 31, 2014. We will have no further financial obligation to Vernon Davis other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

EJ Manuel Brand Contract

As discussed above and in the notes to the financial statements on July 25, 2014, we paid EJ Manuel a one-time cash amount of approximately $5.0 million as consideration for the ABI under our brand contract with him and received approximately $87,000 from EJ Manuel as ABI from February 14, 2014 (date of the brand contract) through December 31, 2014. We have no further financial obligation to EJ Manuel other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Mohamed Sanu Brand Contract

As discussed above and in the notes to the financial statements on November 3, 2014, we paid Mohamed Sanu a one-time cash amount of approximately $1.56 million as consideration for the ABI under our brand contract with him and received approximately $38,000 from Mohamed Sanu as ABI from May 14, 2014 (date of the brand contract) through December 31, 2014. We will have no further financial obligation to Mohamed Sanu under the Mohamed Sanu Brand Contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Alshon Jeffery Brand Contract

We paid $7.94 million to Alshon Jeffery on March 19, 2015 upon the consummation of the offering of our Fantex Series Alshon Jeffery.  We have no further financial obligation to Alshon Jeffery under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Michael Brockers Brand Contract

We must pay $3.44 million to Michael Brockers upon the consummation of the offering of our Fantex Series Michael Brockers. We will have no further financial obligation to Michael Brockers under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Jack Mewhort Brand Contract

We must pay $2.52 million to Jack Mewhort upon the consummation of the offering of our Fantex Series Jack Mewhort. We will have no further financial obligation to Jack Mewhort under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Kendall Wright Brand Contract

We must pay $3.125 million to Kendall Wright upon the consummation of the offering of our Fantex Series Kendall Wright. We will have no further financial obligation to Kendall Wright under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

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

The agreement had an initial term through December 31, 2014, and was automatically renewed for a one-year term through December 31, 2015. It will continue to automatically renew for successive one-year terms each December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to Fantex Holdings. Fantex Holdings may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then Fantex Holdings will continue to perform such services for an additional period of 180 days.

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

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We did not have during the periods presented, and we do not currently have, any market risk sensitive instruments, as defined in the rules and regulations of the SEC.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fantex, Inc.

San Francisco, CA

We have audited the accompanying balance sheets of Fantex, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Fantex, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, certain expenses were paid by Fantex Holdings, Inc. (the “Parent”) and allocated to the Company based on the expenses incurred by the Company in its operations.

DELOITTE & TOUCHE LLP

San Francisco, CA

March 27, 2015

FANTEX, INC.

BALANCE SHEETS

	As of
	December 31,	December 31,
	2014	2013
ASSETS
Cash and Cash Equivalents	$929,440	$466,833
Receivable from Contract Parties	60,487	—
Prepaid Assets	44,278	306,041
Investment in Brand Contracts, at Fair Value	7,221,182	—
Total Assets	$8,255,387	$772,874
LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Parent	76,172	—
Total Liabilities	$76,172	$—
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 1,500,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	—
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	—
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	—
Additional Paid in Capital	19,470,244	5,388,192
Accumulated Deficit	(11,301,139)	(4,625,318)
Total stockholders’ equity	8,179,215	772,874
Total liabilities and stockholders’ equity	$8,255,387	$772,874

See notes to financial statements

FANTEX, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Income / (Loss) from Brand Contracts	$(2,203,500)	$—
OPERATING EXPENSES:
Personnel	1,308,698	875,718
Professional Services	2,136,554	2,305,020
General and administrative, exclusive of personnel costs	605,969	381,557
Total Operating Expenses	4,051,221	3,562,295
Net Loss Before Income Taxes	(6,254,721)	(3,562,295)
Income Taxes	—	—
Net Loss	$(6,254,721)	$(3,562,295)
Net Income / (Loss) attributable to:
Platform Common stock	$(4,050,082)	$(3,562,295)
Fantex Series Vernon Davis Convertible Tracking Stock	(496,258)	—
Fantex Series EJ Manuel Convertible Tracking Stock	(2,190,280)	—
Fantex Series Mohamed Sanu Convertible Tracking Stock	481,899
	$(6,254,721)	$(3,562,295)
Income / (Loss) Per Share attributable to:
Platform Common stock:
Basic (weighted average shares—100,000,000)	$(0.04)	$(0.04)
Diluted (weighted average shares—100,000,000)	$(0.04)	$(0.04)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic (weighted average shares—421,100)	$(1.18)	$—
Diluted (weighted average shares—421,100)	$(1.18)	$—
Fantex Series EJ Manuel Convertible Tracking Stock
Basic (weighted average shares—523,700)	$(4.18)	$—
Diluted (weighted average shares—523,700)	$(4.18)	$—
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic (weighted average shares—164,300)	$2.93	$—
Diluted (weighted average shares—164,300)	$2.93	$—

See notes to financial statements

FANTEX, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Platform Common		Tracking		Additional		Total
	Stock		Stocks		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2013	100,000,000	$10,000	—	$—	$1,053,023	$(1,063,023)	$—
Contributions from Parent	—	—	—	—	4,335,169		4,335,169
Net Loss	—	—	—	—	—	(3,562,295)	(3,562,295)
Balance at December 31, 2013	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	3,545,712	—	3,545,712
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock	—	—	421,100	42	4,000,408	—	4,000,450
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock	—	—	523,700	52	4,975,098	—	4,975,150
Proceeds from offering of Fantex Series Mohamed Sanu Convertible Tracking Stock			164,300	16	1,560,834	—	1,560,850
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(421,100)	(421,100)
Net Loss	—	—		—	—	(6,254,721)	(6,254,721)
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock — $1.00

See notes to financial statements.

FANTEX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Operating Activities
Net Loss	$(6,254,721)	$(3,562,295)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) / Loss from Brand Contracts	2,203,500	—
Expenses Contributed From Parent	3,545,712	2,335,169
Changes in:
Prepaid Assets	261,763	—
Due to Parent	76,172	(306,041)
Purchase of Brand Contracts	(10,535,000)	—
Cash Receipts from Brand Contracts	1,049,831	—
Net cash used in operating activities	$(9,652,743)	$(1,533,167)
Financing Activities
Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering (net of $210,550 underwriting fees)	4,000,450	—
Proceeds from Fantex Series EJ Manuel Convertible Tracking Stock Offering (net of $261,850 underwriting fees)	4,975,150	—
Proceeds from Fantex Series Mohamed Sanu Convertible Tracking Stock Offering (net of $82,150 underwriting fees)	1,560,850	—
Dividend Paid on Fantex Series Vernon Davis Convertible Tracking Stock	(421,100)	—
Contributed Capital	—	2,000,000
Net cash provided from financing activities	$10,115,350	$2,000,000
Net cash increase for period	462,607	466,833
Cash and Cash Equivalents at Beginning of Period	$466,833	$—
Cash and Cash Equivalents at End of Period	$929,440	$466,833
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$3,545,712	$2,335,169

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

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

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and focuses on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands (which is referred to as “brand income”);
•	acquiring minority interests in such brand income (which is referred to as “Acquired Brand Income” or “ABI”); and
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

All expenses except for the management fee incurred for the years ended December 31, 2014 and 2013 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties—The Company is an early stage start-up and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	The Company has incurred significant losses since its inception and anticipates that it will continue to incur losses in the foreseeable future.

•	The Company has a very limited operating history which may make it difficult for investors to evaluate the success of its business to date and to assess its future viability.
•	The Company will need to obtain additional funding to acquire additional brands.
•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:
o	the Company has very limited experience managing brand contracts and very limited historical performance data about its brand contracts;
o	the Company does not have any rights to require the Contract Party to take any actions to attract or maintain or otherwise generate brand income;
o

brand income may decrease due to factors outside the control of the Contract Party, such as a decline in relative performance, injury, illness, medical condition or death of the Contract Party, or due to other factors such as public scandal or other reputational harm to the Contract Party;

o	the valuation of the brand contracts and expected ABI requires the Company to make material assumptions that may ultimately prove to be incorrect;
o

changes in government policy, legislation or regulatory interpretations could cause the business operations or offerings of tracking stocks to become subject to additional regulatory or legal requirements (including insurance and other regulations) that may adversely affect the business operations and ability to offer additional tracking stocks; and

o

the leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict the Company’s ability or make it more costly for the Company to enter into future brand contracts.

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

Recent Accounting Pronouncements—  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-15 on the financial statements The Company does not expect this standard to have an impact on the Company’s financial statements upon adoption.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the financial statements but do not anticipate it to have a material effect on the Company’s financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for all fiscal years presented and with the instructions to Form 10-K and Articles 8 and10 of Regulation S-X.  In the opinion of management, all adjustments necessary for a fair presentation of Fantex’s financial statements have been included and are of a normal recurring nature.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, management will evaluate these estimates, including those related to accounts receivable, fair values of brand contracts, income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

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

Comprehensive Income—Total comprehensive income (loss) consists of net loss and other comprehensive income (loss). For the periods presented herein no adjustments were necessary to reconcile net income to Comprehensive Net Income.

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

Investment in Brand Contracts, at Fair Value— Brand contracts, at estimated fair value, are initially valued at the transaction price and are subsequently valued using observable market prices, if available, or internally developed models in the absence of readily observable market prices. Valuation models are generally based on a discounted cash flow approach, in which various internal and external factors are considered. Factors include key financial inputs and recent transactions for comparable brands. The Company utilizes several unobservable pricing inputs and assumptions in determining the fair value of its Level 3 investments. Some of these assumptions include the risk free cost of capital, length of playing career, length of post-career, future rates of inflation in salaries and endorsement contracts, and amounts that can be potentially realized in the future such as unsigned playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

The Company’s internal valuation professionals document their considerations of this data that is then reviewed by management, including the Chief Executive Officer and Chief Financial Officer. The approved valuation is used to determine the fair value of the brand contract. This valuation process is followed on no less than a quarterly basis to determine fair value of contracts held by the Company.

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

As of December 31, 2014, the Company's capital structure consists of four series of common stocks: the platform common stock, the Fantex Series Vernon Davis Convertible Tracking Stock, the Fantex Series EJ Manuel Convertible Tracking Stock and the Fantex Series Mohamed Sanu Convertible Tracking Stock.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the Acquired Brand Income from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. For additional information about tracking stocks, see Note 3.

The following table shows the calculation of net income/(loss) for the platform common stock and the outstanding tracking stocks:

	For the year ended December 31, 2014
		Fantex Series	Fantex Series	Fantex Series
	Platform	Vernon Davis	EJ Manuel	Mohamed Sanu
	Common Stock	Convertible Tracking Stock	Convertible Tracking Stock	Convertible Tracking Stock	Total
Attributed Income / (Loss) from Brand Contract(1)	$(110,175)	$(398,100)	$(2,181,112)	$485,887	$(2,203,500)
Attributed Expenses:
Direct Expenses	3,989,774	54,245	5,026	2,176	4,051,221
Management Fees(2) (Note 4)	(49,866)	43,912	4,141	1,813	—
Total Attributed Expenses	3,939,908	98,157	9,167	3,989	4,051,221
Attributed Net Income / (Loss) Before Taxes	(4,050,083)	(496,257)	(2,190,279)	481,898	(6,254,721)
Attributed Income Taxes	—	—	—	—	—
Attributed Net Income / (Loss)	$(4,050,083)	$(496,257)	$(2,190,279)	$481,898	$(6,254,721)

The Company did not have any tracking stocks outstanding in 2013 and attributed the entire loss of $3,562,295 to the Platform Common stock.

(1) In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the platform common stock with the remaining 95% attributed to the associated tracking stock.

(2) Pursuant to the management agreement with our Parent, the management fee is calculated as 5% of the cash receipts for the period from the brand contracts. During the year ended December 31, 2014, the Company collected cash receipts of $924,468,  $87,187 and $38,176, respectively, from the Vernon Davis Brand Contract, EJ Manuel Brand Contract and the Mohamed Sanu Contracts (as defined below in Notes 3 and 5). Pursuant to the management and attribution policies, 95% of the management fee from the receipt of cash for year ended December 31, 2014 was attributed to each tracking series. The total management fee is incurred in the direct expenses of the platform common stock.

Income / (Loss) From Brand Contracts— Income (or loss) is recognized based on the change in fair value of the brand contracts from period to period and receipts of payments or other consideration from the brand contracts. Other consideration received by the Contract Parties under included contracts may include stock, automobiles, or other nonmonetary consideration. In the event nonmonetary consideration is received by the Contract Parties, the Company recognizes income from brand contracts equal to its proportionate share of the estimated fair value of such consideration in either cash or such other consideration based on the contractual arrangement. Amounts due to the Company under brand contracts are either remitted directly from the source of such income or through payment by the Contract Parties. Brand contracts stipulate that once income is earned by the Company, it is not subject to recapture by the Contract Parties. All amounts received by the Company from the Contract Parties are allocated between the contracts as reduction in carrying value and income (loss) from brand contracts.

Cash received under the brand contracts will either be recognized as a reduction in carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction in carrying value or income (loss) from brand contracts will depend on the timing of such cash receipt. If, for example, the Company increases the estimate of future cash flows and such increased cash flows are not received until a future period, such increase will be recognized as income from brand contracts and the majority of such future cash flow will be recognized as a reduction in carrying value. If on the other hand the expected cash flows increase and was not foreseen and therefore not expected until the period in which the cash is actually received the entire cash amount will be recognized as income from brand contracts.

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

3. TRACKING STOCKS

To date, the Company has entered into six brand contracts, created a tracking unit related to each of these brand contracts, which is referred to generally as “tracking stock brands,” and created a tracking stock related to such tracking stock brands, with each of:

	Effective Date of	Related Brand	Related Tracking
Contract Party	Brand Contract	Contract	Stock
Kendall Wright	March 26, 2015	Kendall Wright Brand	Fantex Series Kendall Wright
Jack Mewhort	March 26, 2015	Jack Mewhort Brand	Fantex Series Jack Mewhort
Michael Brockers	January 9, 2015	Michael Brockers Brand	Fantex Series Michael Brockers
Alshon Jeffery*	September 18, 2014	Alshon Jeffery Brand	Fantex Series Alshon Jeffery
Mohamed Sanu*	May 14, 2014	Mohamed Sanu Brand	Fantex Series Mohamed Sanu
EJ Manuel*	February 14, 2014	EJ Manuel Brand	Fantex Series EJ Manuel
Vernon Davis*	October 30, 2013	Vernon Davis Brand	Fantex Series Vernon Davis
Arian Foster	February 28, 2013	Arian Foster Brand	Fantex Series Arian Foster

* The initial public offerings for Fantex Series Vernon Davis, Fantex Series EJ Manuel,  Fantex Series Mohamed Sanu and Fantex Series Alshon Jeffery were completed on April 28, 2014, July 21, 2014, November 3, 2014 and March 19, 2015 respectively.

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

The Company has entered into a management agreement with the Parent pursuant to which the Parent has agreed to provide the Company with management and administrative services, including providing executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then no fee would be incurred for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of the cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services.

For the year ended December 31, 2014, the Company incurred $52,492 in management fees payable to the Parent pursuant to the management agreement. The management fee is included in the total expenses of $4,051,221 for the year ended December 31, 2014 and represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except the management fee expense incurred for the year ended December 31, 2014) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the years ended December 31,  2014 and 2013, the Parent allocated to the Company $3,545,712 and $2,335,169, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the years ended December 31,  2014 and 2013. Additionally, in 2013 the Parent contributed $2.0 million in cash to capital to fund the operations of Fantex.

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

The Company was allocated from the Parent $24,767 and $9,837 of stock compensation for the years ended December 31, 2014 and 2013, respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02	years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of December 31, 2014 there are 63,792 shares and $61,687 of compensation expense, respectively, remaining to be expensed over the remaining 2.54-year vesting period.

The below table summarizes the related party transactions involving the initial public offerings completed during 2014 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

						Parent's Purchase (2)		Directors' Purchase (2)
IPO Date	Tracking Stock	Shares	IPO Price	Gross Proceeds	Underwriting Discount (1)	Shares	Amount	Shares	Amount
April 28, 2014	Fantex Series Vernon Davis	421,100	$10.00	$4,211,000	$210,550	102,454	$1,024,540	—	$—
July 21, 2014	Fantex Series EJ Manuel	523,700	$10.00	$5,237,000	$261,850	250,000	$2,500,000	27,934	$279,340
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$10.00	$1,643,000	$82,150	78,000	$780,000	10,365	$103,650

(1)	Paid as compensation to Fantex Brokerage Services, LLC, an affiliated broker-dealer.
(2)

As of December 31, 2014, the parent and the parent’s directors hold the above positions in the tracking series. The parent is precluded from selling its position in the tracking series unless done through a registered public offering.

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

As of December 31, 2014 the Company had three brand contracts that are generating income and subject to fair value measurement: the Brand Agreement between the Company and Vernon Davis and his affiliate, The Duke Marketing LLC (together, “Vernon Davis”), dated October 30, 2013 (the “Vernon Davis Brand Contract”), the Brand Agreement between the Company and EJ Manuel and his affiliate Kire Enterprises, LLC (together “EJ Manuel”) dated February 14, 2014 (the “EJ Manuel Brand Contract”) and the Brand Agreement between the Company and Mohamed Sanu, dated May 14, 2014 (the “Mohamed Sanu Brand Contract”). The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at December 31, 2014.

Discount Rates

In determining the fair value of the Company’s brand contracts as of December 31, 2014, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts as of December 31, 2014 the Company’s valuation professionals used proprietary valuation models. Using statistical analysis the Company’s valuation professionals determined a number of factors that were the most statistically relevant to arrive at a deviation from the average career length versus an average player that plays the Contract Party’s position in the National Football League (the “NFL”).

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $7,221,182 as of December 31, 2014.

The below table presents additional data about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 were as follows:

	Beginning		Payments on				Ending
	Balance		Brand	Realized	Unrealized	Reclassified	Balance
Asset	1/1/2014	Purchases	Contracts	Gain/ (Loss)	Gain / (Loss)	to Receivable	12/31/2014
Vernon Davis Brand Contract	$—	$4,000,000	$(924,468)	$(168,445)	$(250,608)	$(30,147)	$2,626,332
EJ Manuel Brand Contract	$—	$4,975,000	$(87,187)	$(133,055)	$(2,162,853)	$(9,516)	$2,582,389
Mohamed Sanu Brand Contract	$—	$1,560,000	$(38,176)	$(2,459)	$513,920	$(20,824)	$2,012,461
Total Brand Contracts	$—	$10,535,000	$(1,049,831)	$(303,959)	$(1,899,541)	$(60,487)	$7,221,182

Shortfalls in cash flow that are a result of cash not being received represent a realized loss to the extent it is no longer expected to be received. The unrealized gain is primarily a result of the passage of time bringing future cash flows closer to the present, which increases the present value of those cash flows.

On May 2, 2014, the Company paid $4,000,000 (less $200,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Vernon Davis Brand Contract. From May 2, 2014 through December 31, 2014, Vernon Davis paid to the Company $924,468 due under the terms of the Vernon Davis Brand Contract for the period October 31, 2013 through December 31, 2014.

On July 25, 2014, the Company paid $4,975,000 (less $248,750 held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the EJ Manuel Brand Contract. From July 25, 2014 through December 31, 2014, EJ Manuel paid to the Company $87,187 under the terms of the EJ Manuel  Brand Contract for the period February 14, 2014 through December 31, 2014.

On November 3, 2014, the Company paid $1,560,000 (less $78,000 held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Mohamed Sanu Brand Contract. From November 3, 2014 through December 30, 2014, Mohamed Sanu paid to the Company $38,176 under the terms of the Mohamed Sanu for the period May 14, 2014 through December 31, 2014.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

	Effect on		Effect on
	brand		brand		Weighted
	contract		contracts		Average of
Increase In:	fair value	Decrease In:	fair value	Range of inputs	inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20.0%	14.0%
Career Length	Increase	Career Length	Decrease	3 - 15 years	9.61
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.6 million-$43.0 million	$35.5 million

6. INCOME TAXES

For the year ended December 31,  2014 and 2013,  no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$4,465,000	$1,737,000
Valuation allowance	$(4,465,000)	$(1,737,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $4,465,000 and $1,737,000 against the deferred tax asset as of December 31, 2014 and December 31, 2013, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of December 31, 2014 the Company has federal and state income tax net operating loss carryforwards of $2,805,000 and 689,000, respectively, which will expire at various dates from 2032 through 2034. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	$1,267,000
2034	$1,767,000
Total	$3,494,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of December 31, 2014 or 2013. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At December 31, 2014 and 2013, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

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

On November 3, 2014, the Company completed the initial public offering of 164,300 shares of Fantex Series Mohamed Sanu, raising gross proceeds of $1,643,000.

On November 26, 2014, the Company paid a previously declared cash dividend of $0.30 per share to the holders of record of Fantex Series Vernon Davis as of the close of business on November 25, 2014.

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

At any time following the two-year anniversary of the filing of a certificate of designations creating a new tracking stock, the Company’s Board of Directors may resolve to convert such tracking stock into fully paid and non-assessable shares of the platform common stock at a conversion ratio to be determined by dividing the fair value of a share of such tracking stock by the fair value of a share of the Company’s platform common stock.

Our board of directors is permitted, but not required, to declare and pay dividends on the platform common stock or any of the tracking stocks in an amount up to the “available dividend amount” for the applicable series, to the extent permitted by the Delaware General Corporation Law.

The available dividend amount for any tracking stock is as of any date an amount equal to the lesser of (a) total assets of the Company legally available for the payment of dividends under Delaware law and (b) an amount equal to:

•	the excess of the total assets attributed to the tracking stock over the total liabilities attributed to the tracking stock, less the par value of the outstanding shares of such tracking stock; or
•	if there is no such excess, the attributable income of the tracking stock for the fiscal year in which the dividend is being declared and/or the preceding fiscal year.

The available dividend amount for the platform common stock is as of any date an amount equal to the amount of the total assets legally available for the payment of dividends under Delaware law, less the aggregate amount of the “available dividend amount” for all of the then outstanding tracking stocks.

The Company intend to pay quarterly cash dividends out of available cash for each tracking stock, if outstanding, equal to an amount in excess of 20% of the “available dividend amount” for each such tracking stock, provided such dividend is not expected to have a material impact on the Company’s liquidity or capital resources. Our board of directors has discretion to declare a dividend on any series of common stock without declaring a dividend on any other series of common stock. In general, the board of directors does not expect to declare dividends on any series of common stock in an amount greater than the attributed cash on hand for such series.

Our board of directors may change its dividend policy at any time and from time to time, and the Company may retain some or all available funds and future income to support the operations and finance the growth and development of our business. However, our board of directors will not in any event change the definition of “available dividend amount” for any series of the common stock or declare dividends on any series of the common stock in excess of the “available dividend amount” for that series.

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

On September 18, 2014 Fantex entered into a brand contract with Alshon Jeffery (the “Alshon Jeffery Brand Contract”), a professional football player in the NFL, and Ben and Jeffery Inc., a company affiliated with Alshon Jeffery (together, “Alshon Jeffery”). The Alshon Jeffery Brand Contract entitles Fantex to 13% of the income that Alshon Jeffery receives from and after September 18, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Alshon Jeffery’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions. Please see Footnote 9– Subsequent Events for further information regarding the Alshon Jeffery Brand Contract.

9. SUBSEQUENT EVENTS

On January 9, 2015 Fantex entered into a brand contract with Michael Brockers (the “Michael Brockers Brand Contract”), a professional football player in the NFL, and Brockers Marketing, LLC., a company affiliated with Michael Brockers (together, “Michael Brockers”). The Michael Brockers Brand Contract entitles Fantex to 10% of the income that Michael Brockers receives from and after January 9, 2015 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Michael Brockers’ name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Michael Brockers Brand Contract, Fantex agreed to pay Michael Brockers a one-time cash amount of $3.44 million (less $172,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Michael Brockers under the Michael Brockers Brand Contract once this payment is made, other than certain obligations to indemnify Michael Brockers. According to the terms of the Michael Brockers Brand Contract, Michael Brockers is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Michael Brockers. Amounts received by Michael Brockers subsequent to the signing of the Michael Brockers Brand Contract will be subject to payment to the Company once the upfront payment is made.

On March 19, 2015, Fantex completed the initial public offering of 835,800 shares of Fantex Series Alshon Jeffery, raising gross proceeds of $8,358,000 (the “Fantex Alshon Jeffery Offering”). The parent purchased 400,000 shares of Fantex Series Alshon Jeffery in the Fantex Alshon Jeffery Offering at $10.00 per share, which was the initial offering price to the public for an aggregate purchase price of $4,000,000. In addition, certain directors of the Parent purchased an aggregate of 203,994 shares of Fantex Alshon Jeffery in the Fantex Alshon Jeffery Offering at $10.00 per share for an aggregate purchase price of $2,039,940.

On March 19, 2015, as consideration for future ABI under the Alshon Jeffery Brand Contract, Fantex paid Alshon Jeffery a one-time cash amount of $7.94 million (less $397,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) less ABI due the Company under the Alshon Jeffery Brand Contract for the period between September 18, 2014 and March 13, 2015. Fantex has no further financial obligations to Alshon Jeffery under the Alshon Jeffery Brand Contract, other than certain obligations to indemnify Alshon Jeffery.

On March 26, 2015, Fantex entered into a brand contract with Jack Mewhort (the “Jack Mewhort Brand Contract”), a professional football player in the NFL. The Jack Mewhort Brand Contract entitles Fantex to 10% of the income that Jack Mewhort receives from and after February 15, 2015 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Jack Mewhort’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Jack Mewhort Brand Contract, Fantex agreed to pay Jack Mewhort a one-time cash amount of $2.52 million (less $126,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Jack Mewhort under the Jack Mewhort Brand Contract once this payment is made, other than certain obligations to indemnify Jack Mewhort. According to the terms of the Jack Mewhort Brand Contract, Jack Mewhort is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Jack Mewhort. Amounts received by Jack Mewhort subsequent to the signing of the Jack Mewhort Brand Contract will be subject to payment to the Company once the upfront payment is made.

On March 26, 2015, Fantex entered into a brand contract with Kendall Wright (the “Kendall Wright Brand Contract”), a professional football player in the NFL. The Kendall Wright Brand Contract entitles Fantex to 10% of the income that Kendall Wright receives after December 1, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Kendall Wright’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Kendall Wright Brand Contract, Fantex agreed to pay Kendall Wright a one-time cash amount of $3.125 million (less $156,250 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Kendall Wright under the Kendall Wright Brand Contract once this payment is made, other than certain obligations to indemnify Kendall Wright. According to the terms of the Kendall Wright Brand Contract, Kendall Wright is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Kendall Wright. Amounts received by Kendall Wright subsequent to the signing of the Kendall Wright Brand Contract will be subject to payment to the Company once the upfront payment is made.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in Fantex Series Arian Foster are investing in Fantex and not in the Brand Contract or Arian Foster. However, Fantex Series Arian Foster is intended to track and reflect the separate economic performance of the assets to be attributed to the Arian Foster Brand. Only Fantex will have rights under the Brand Contract and recourse against Arian Foster.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, “the Contract Party”) dated February 28, 2013 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, will commence upon the effective date of the Brand Contract, which has not yet occurred.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$5,603	$5,248
Contractual NFL post regular season receipts	—	69
Contractual NFL player performance incentives receipts	344	344
Total receipts from NFL player contract	5,947	5,661
Receipts from other included contracts	340	1,066
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$6,287	$6,727

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex. No other consideration was received under the included contracts for the years ended December 31, 2014 and 2013. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

Note 3. Subsequent events

Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31,  2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in the Fantex Series Vernon Davis Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Vernon Davis”), are investing in Fantex and not in the Brand Contract or Vernon Davis. However, Fantex Series Vernon Davis is intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand. Only Fantex will have rights under the Brand Contract and recourse against Vernon Davis.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, “the Contract Party”) dated October 30, 2013 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, commenced on the effective date of the Brand Contract, April 28, 2014.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$4,700	$6,072
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	86	156
Contractual NFL player performance incentives receipts	350	601
Total receipts from NFL player contract	5,136	6,829
Receipts from other included contracts	498	382
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$5,634	$7,211

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

Note 3. Subsequent events

Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in the Fantex Series EJ Manuel Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series EJ Manuel”), are investing in Fantex and not in the Brand Contract or EJ Manuel. However, Fantex Series EJ Manuel is intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand. Only Fantex will have rights under the Brand Contract and recourse against EJ Manuel.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel and his affiliate Kire Enterprises, LLC (together, “the Contract Party”) dated February 14, 2014 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, commenced on the effective date of the Brand Contract, July 21, 2014.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$809	$405
Contractual NFL player signing bonus receipts	—	4,842
Total receipts from NFL player contract	809	5,247
Receipts from other included contracts	366	467
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,175	$5,714

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31, 2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

The Brand Contract became effective July 21, 2014 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand.

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

Note 3. Subsequent events

Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

Investors in the Fantex Series Mohamed Sanu Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Mohamed Sanu”), are investing in Fantex and not in the Brand Contract or Mohamed Sanu. However, Fantex Series Mohamed Sanu is intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand. Only Fantex will have rights under the Brand Contract and recourse against Mohamed Sanu.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (“the Contract Party”) dated February 11, 2014 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, commenced on the effective date of the Brand Contract, November 3, 2014.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013

RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$590	$490
Contractual NFL player signing bonus receipts	—	141
Contractual NFL post regular season receipts	23	20
Contractual NFL player performance incentives receipts	—	55
Total receipts from NFL player contract	613	706
Receipts from other included contracts	29	75
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$642	$781

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31, 2014 and 2013 (the “Statements of Cash Receipts from Included Contracts”).

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

Note 3. Subsequent events

 Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31,  2014 and 2013.

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

Investors in the Fantex Series Alshon Jeffery Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Alshon Jeffery”) are investing in Fantex and not in the Brand Contract or Alshon Jeffery. However, Fantex Series Alshon Jeffery is intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand. Only Fantex will have rights under the Brand Contract and recourse against Alshon Jeffery.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc.  (together “the Contract Party”) dated September 18, 2014 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, commenced on the effective date of the Brand Contract, March 19, 2015.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$789	$585
Contractual NFL post regular season receipts	53	—
Contractual NFL player performance incentives receipts	—	72
Total receipts from NFL player contract	842	657
Receipts from other included contracts	181	88
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,023	$745

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31,  2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

The Brand Contract became effective March 19, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand (see Note 3).

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

Note 3. Subsequent events

On March 19, 2015 as consideration for future ABI under the Alshon Jeffery Brand Contract, Fantex paid Alshon Jeffery $7.94 million (less $397,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) less ABI due to the Company under the Alshon Jeffery Brand Contract for the period between September 18, 2014 and March 13, 2015. Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any other events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Michael Brockers and his affiliate Brockers Marketing, LLC (together, the "Contract Party") dated January 9, 2015 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013.

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

Investors in the Fantex Series Michael Brockers Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Michael Brockers”) are investing in Fantex and not in the Brand Contract or Michael Brockers. However, Fantex Series Michael Brockers is intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand. Only Fantex will have rights under the Brand Contract and recourse against Michael Brockers.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Michael Brockers and his affiliate Brockers Marketing, LLC  (together “the Contract Party”) dated January 9, 2015 (the “Brand Contract”), for the years ended December 31, 2014 and 2013 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the Statements of Cash Receipts from Included Contracts are free of material misstatement. Fantex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Our audits included consideration of internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Fantex’s internal control over financial reporting as it relates to the Statements of Cash Receipts from Included Contracts. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the Statements of Cash Receipts from Included Contracts, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the Statements of Cash Receipts from Included Contracts. We believe that our audits provide a reasonable basis for our opinion.

The accompanying Statements of Cash Receipts from Included Contracts were prepared for the purpose of complying with the rules and regulations of the Securities and Exchange Commission. As discussed in Note 1 to the Statements of Cash Receipts from Included Contracts, the statements are not intended to be a complete presentation of the Contract Party’s cash receipts. Further, Fantex’s interest in the Contract Party cash receipts from included contracts, as defined in Note 2 to the Statements of Cash Receipts from Included Contracts, will commence upon the effective date of the Brand Contract, which has not yet occurred.

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2014 and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 27, 2015

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

(Amounts in thousands)

	Year Ended
	December 31,
	2014	2013

RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$1,256	$823
Contractual NFL player signing bonus receipts	—	2,765
Contractual NFL player performance incentives receipts	5	49
Total receipts from NFL player contract	1,261	637
Receipts from other included contracts	10	13
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,271	$3,650

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Michael Brockers and his affiliate Brockers Marketing, LLC (together the “Contract Party”) dated January 9, 2015 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31,  2014 and 2013  (the “Statements of Cash Receipts from Included Contracts”).

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

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

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

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on January 9, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after December 31, 2014 until the date of issuance of the Statements of Cash Receipts from Included Contracts on March 27, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2014 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B OTHER INFORMATION

We have elected to include the following information in this Form 10-K in lieu of reporting it in a separately filed Form 8-K.  This information would otherwise have been reported in a Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

Jack Mewhort Brand Contract

On March 26, 2015, Fantex entered into a brand contract with Jack Mewhort (the “Jack Mewhort Brand Contract”), a professional football player in the NFL. The Jack Mewhort Brand Contract entitles Fantex to 10% of the income that Jack Mewhort receives from and after February 15, 2015 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Jack Mewhort’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Jack Mewhort Brand Contract, Fantex agreed to pay Jack Mewhort a one-time cash amount of $2.52 million (less $126,000 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Jack Mewhort under the Jack Mewhort Brand Contract once this payment is made, other than certain obligations to indemnify Jack Mewhort. According to the terms of the Jack Mewhort Brand Contract, Jack Mewhort is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Jack Mewhort. Amounts received by Jack Mewhort subsequent to the signing of the Jack Mewhort Brand Contract will be subject to payment to the Company once the upfront payment is made.

Kendall Wright Brand Contract

On March 26, 2015, Fantex entered into a brand contract with Kendall Wright (the “Kendall Wright Brand Contract”), a professional football player in the NFL. The Kendall Wright Brand Contract entitles Fantex to 10% of the income that Kendall Wright receives after December 15, 2014 as a result of his activities in the NFL and related fields, including salary and wages from being a football player, broadcasting or coaching and the use of Kendall Wright’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements, merchandising and appearances, subject to certain exceptions.

As consideration for future ABI under the Kendall Wright Brand Contract, Fantex agreed to pay Kendall Wright a one-time cash amount of $3.125 million (less $156,250 to be held in escrow until six months of consecutive payments of brand amounts have been timely delivered to Fantex) contingent upon Fantex’s ability to obtain financing. Fantex will have no further financial obligations to Kendall Wright under the Kendall Wright Brand Contract once this payment is made, other than certain obligations to indemnify Kendall Wright. According to the terms of the Kendall Wright Brand Contract, Kendall Wright is not obligated to make payments to the Company until the upfront payment is made by the Company; as such there is no currently required payment due to Fantex by Kendall Wright. Amounts received by Kendall Wright subsequent to the signing of the Kendall Wright Brand Contract will be subject to payment to the Company once the upfront payment is made.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Board of Directors

Name	Age	Position(s)	Term Expiration(1)

Cornell “Buck” French	49	Director and Chief Executive Officer	2015
David Beirne	51	Chairman of the Board of Directors	2017
John Costello	67	Director	2016
C. William Hosler	51	Director	2017
Ronald Machtley	66	Director	2017
Shahan Soghikian	56	Director	2016
Terdema Ussery	56	Director	2015

(1) The term on the board of directors will continue in office until the annual meeting of stockholders in the year indicated

Board of Directors Biographical Information

Cornell “Buck” French, age 49, has served as our Director and Chief Executive Officer since our founding in September 2012. Mr. French has also served as the Chief Executive Officer and a director of our parent, Fantex Holdings, since its inception in September 2012. Mr. French co‑founded OnLink Technologies, which was later sold to Siebel Systems, Inc. in 2000. Mr. French served as the President, CEO and Chairman of Securify, Inc. from December 2004 to October 2008, through its sale to Secure Computing. Mr. French previously served as a partner at technology venture capital firm JPMorgan Partners, and held the role of Vice President and General Manager of the Interactive Selling Group at Siebel. He is a former Director of Zilliant, Inc., WebCollage, Inc., Axentis, Inc. and several other private companies. Mr. French received an MBA from Harvard University in 1996 and a B.S. in Economics and General Engineering from the U.S. Military Academy at West Point in 1989. Mr. French brings to the Board extensive management, business development, financial and strategic planning experience.

David Beirne, age 51, has served as the Chairman of our board of directors since March 2013. Mr. Beirne also serves as the Chairman on the board of directors of Fantex Holdings since its inception in September 2012. Mr. Beirne was a general partner at Benchmark Capital, LLC from March 1997 until his retirement from the firm in September 2007. Mr. Beirne served as an advisor and limited partner to Benchmark until 2012. Mr. Beirne served on the boards of Blazent Corporation, Vontu, Inc., Securify, Inc., 1(800) Flowers, Kana Corp. and several other private companies. Prior to joining Benchmark, Mr. Beirne was co‑founder of Ramsey/Beirne Associates, Inc., an executive search firm, where he served as CEO from October 1987 to June 1997. Mr. Beirne also serves on the Board of Directors of several nonprofit organizations. Mr. Beirne received a B.S. in Business Administration and Management from Bryant University in 1985. Mr. Beirne has developed a nationwide reputation for recruiting high‑profile executives and brings to the Board extensive recruiting, management and operational experience.

John H. Costello, age 67, has served on the board of directors of Fantex, Inc. since July 2013. Mr. Costello has been the President, Global Marketing & Innovation, at Dunkin Brands Group, Inc. since March 2013 and has previously served as its Chief Global Marketing & Innovation Officer. He also serves on the board of directors of Yellowstone Park Foundation and as a Board of Advisors to Criteo, Inc.  Prior to joining Dunkin Brands in 2009, Mr. Costello served as the Chief Executive Officer and director of Zounds, Inc. from September 2007 through January 2009. From October 2006 to August 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch). Mr. Costello has also previously served on the boards of directors of the Association of

National Advertisers Inc., The Quaker Oats Company, The Bombay Company, Aspen Marketing Services, Inc., Ace Hardware Corporation and various other public and private companies, as well as serving on the Board of Trustees of the American Film Institute. In addition, Mr. Costello has held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S., Chief Executive Officer of MVP.com, Inc., Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, Senior Vice President of Marketing and Sales at Pepsi‑Cola, USA and Chief Global Marketing Officer of Yahoo!. Mr. Costello received a B.S. in Industrial Management from the University of Akron in 1968 and an MBA from Michigan State University in 1970. Mr. Costello brings to our board of directors extensive operational and marketing experience.

C. William Hosler, age 51, has served on the board of Fantex, Inc. since August 2013. Mr. Hosler also currently serves as Chief Financial Officer and a director of Catellus Acquisition Company, LLC, a company engaged in commercial real estate property ownership, management and development. Prior to assuming his current role at Catellus Acquisition Company, LLC in March 2011, Mr. Hosler provided consulting services to Rockwood Capital and TPG Capital, two private investment firms, from November 2008 to March 2011. Mr. Hosler served as Chief Financial Officer of Marcus & Millichap Holding Companies, a privately held investment and real estate services company, from January 2008 to November 2008. Prior to that, from June 2007 through December 2007 and July 2006 until June 2007 Mr. Hosler was a consultant to and Chief Financial Officer of Mirion Technologies, a privately‑held radiation detection, measuring and monitoring company. Mr. Hosler served as Chief Financial Officer of Catellus Development Corporation, a publicly traded real estate company, from 1999 to 2005, and, prior to Catellus, he was Chief Financial Officer of the Morgan Stanley Real Estate Funds where he served on the Investment Committee. Mr. Hosler currently serves as a director of PacWest Bancorp and as a member of its audit committee, asset/liability committee, and compensation committee, as well as a director of CapitalSource Bank, its wholly owned subsidiary. In addition, Mr. Hosler serves on the board of directors, audit committee and corporate governance and nominating committee of Parkway Properties, Inc., a public, self‑administered real estate investment trust. Mr. Hosler received a B.S. in Chemical Engineering from the University of Notre Dame and an M.B.A from the University of Virginia. Mr. Hosler brings to the board significant experience in investment and finance, as well as his experience as a Chief Financial Officer of a publicly traded company.

Ronald Machtley, age 66, has served on the board of directors of Fantex, Inc. since June 2013. Mr. Machtley has served as president of Bryant University since 1996 and was previously a Republican member of the United States House of Representatives from Rhode Island from 1989 to 1995. Mr. Machtley also currently serves on the boards of directors of five separate affiliate entities of Amica Insurance, including Amica Mutual Insurance Company, where he also served as a member of its Finance, Nominating, Executive Compensation, and Audit Committees. He also currently serves on the board of directors of Cranston Print Works, Inc., Rhode Island Foundation and Preservation Society of Newport, among other organizations. From 1994 until 1995, Mr. Machtley served as a Partner at Wilkinson, Barker, Knauer & Quinn, a law firm in Washington D.C. Mr. Machtley has also previously served as a director of Covansys Corp. Mr. Machtley received a B.S. from the United States Naval Academy in 1970 and a J.D. from Suffolk University Law School in 1978. Mr. Machtley brings to our board of directors extensive management experience.

Shahan Soghikian, age 56, has served on the board of directors of Fantex, Inc. since June 2013. Mr. Soghikian is a co‑founder and Managing Director of Panorama Capital, a venture capital firm which invests in early to mid‑stage technology and life sciences companies. Mr. Soghikian began his investment career when he joined JPMorgan Partners in 1990, where he most recently served as head of its venture capital program until the formation of Panorama in 2006. Between 1994 and 1998, he was responsible for developing and managing JPMorgan Partners’ European investment team and was based in London. Mr. Soghikian was previously a member of the mergers and acquisitions group at both Bankers Trust, Inc. and Prudential‑Bache Securities, Inc. (currently known as Prudential Equity Group, LLC). Mr. Soghikian currently serves on the board of directors of Beyond The Rack, Inc and WGT.com. Prior to this, he served as a director of SquareTrade, Inc., Tidal Software, Inc., Yipes Communications, Inc., Validity Sensors, Inc. and AECOM, Inc., among other board memberships, including as a member of the audit committee on the board of directors of Digital Island, Inc. and Petco Animal Supplies, Inc. In addition, Mr. Soghikian is currently a trustee of Pitzer College where he serves as Chairman of the Board of Trustees, serves as a director of Children’s Hospital and Research Center Oakland and on the Board of Directors of

UCSF Benioff Children’s Hospital, where he chairs the Quality and Safety Committee. Mr. Soghikian received a B.A. in Biology from Pitzer College in 1980 and an M.B.A. from the UCLA Anderson School of Management. Mr. Soghikian is a longtime investor of over two decades and brings to our board of directors extensive investment and valuation experience.

Terdema Ussery, age 56, has served on the board of directors of Fantex, Inc. since June 2013. Mr. Ussery has also served as the President and Chief Executive Officer of the Dallas Mavericks since April 1997. Prior to joining Fantex, Mr. Ussery has served as Chief Executive Officer of HDNet LLC from September 2001 until June 2012. Mr. Ussery also serves as an Alternate Governor for the Mavericks on the NBA Board of Governors. He has served as Lead Independent Director of Treehouse Foods Inc. since June 6, 2005 and as a member on its Governance & Nominating, Audit and Compensation Committees. Mr. Ussery previously served as Director of Timberland Co. from May 19, 2005 until September 13, 2011, where he also served as Timberland’s Lead Independent Director and as a member of its Audit, Compensation, Governance & Nominating and Corporate & Social Responsibility committees. He also served as a director of Entrust, Inc., from December 2006 to November 2009, and as a member of its Audit Committee from 2007 to 2009. In addition, Mr. Ussery served as the President of Nike Sports Management from 1993 to 1996 and was the Commissioner of the Continental Basketball Association from 1991 to 1993, and Deputy Commissioner and General Counsel of the CBA from 1990 to 1991. Mr. Ussery received a B.A. from Princeton’s Woodrow Wilson School of Public and International Affairs in 1981, an M.P.A. from John F. Kennedy School of Government at Harvard University and a J.D. from the University of California at Berkeley in 1987. Mr. Ussery has extensive experience working with athletes and other high‑profile individuals as well as with sports associations and brings to our board of directors extensive industry knowledge and management experience.

(b)	Executive Officers

Name	Age	Position(s)
Cornell “Buck” French	49	Director and Chief Executive Officer
David Mullin	62	Chief Financial Officer
William Garvey	50	Chief Legal Officer and Secretary

Executive Officer Biographical Information

The following biographical information is furnished with regard to Fantex, Inc.’s executive officers (except for Mr. French, whose biographical information appears above under the section “Board of Directors”) as of April 1, 2015.

David Mullin has served as our Chief Financial Officer since our founding. Mr. Mullin also serves as the Chief Financial Officer of our parent, Fantex Holdings since its inception in September 2012. Mr. Mullin has most recently served as a CFO of Become, Inc. from April 2010 to August 2011. Prior to joining Become, Mr. Mullin has served as the Chief Operating Officer and CFO of Securify, Inc. from March 2005 to October 2008. Mr. Mullin also served as the Executive Vice President and CFO of NP Test, Inc. from September 2003 to October 2004, and Terawave Communications, Inc. Mr. Mullin was the CFO of Borland International from 1995 to 1996, Smart Modular Technologies from 1996 to 2000 and Vice President of Finance and Administration and CFO of OnLink Technologies, Inc. from 2000 to 2001. Mr. Mullin also held several senior finance executive positions, including at Sun Microsystems, Conner Peripherals, PriceWaterhouse Coopers, and Arthur Anderson. Mr. Mullin is a California Certified Public Accountant and received a B.A. in Business Administration from San Francisco State University in 1977.

William Garvey has served as our Chief Legal Officer and Secretary since April, 2014 and as the Chief Legal Officer and Secretary of our parent, Fantex Holdings since July 2013. From June 2009 to July 2013, Mr. Garvey was the Vice President, General Counsel and Secretary of iPass, Inc., a publicly-traded enterprise mobility services company. From April 2008 to April 2009, Mr. Garvey was Vice President, General Counsel and Secretary of ShoreTel, Inc., a publicly-traded provider of Internet Protocol unified communications systems for enterprises. From

January 2005 to September 2007, Mr. Garvey served as General Counsel, Vice President of Corporate Development, and Secretary of Rackable Systems, Inc. (now Silicon Graphics International Corp.), a publicly-traded computer server manufacturer. From September 1997 to December 2004, Mr. Garvey served as General Counsel, Vice President of Corporate Development and Secretary of Actuate Corporation, a publicly-traded software company and assisted Actuate in completing its initial public offering. Mr. Garvey holds a B.S. in applied sciences and engineering from the United States Military Academy and a J.D. from Stanford Law School.

Corporate Governance

Leadership Structure and Independence of the Board of Directors

Under our bylaws, the Board appoints our officers, including the Chief Executive Officer. The Board does not have a policy on whether the role of the Chairman and Chief Executive Officer should be separate and, if it is to be separate, whether the Chairman should be selected from the non-employee directors or be an employee and if it is to be combined, whether a lead independent director should be selected. However, the Board is committed to good corporate governance practices and values independent board oversight as an essential component of strong corporate performance. Fantex, Inc. currently separates the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for, and the day-to-day leadership and performance of, Fantex, while the Chairman provides guidance to the Chief Executive Officer and management, sets the agenda for Board meetings and presides over meetings of the full Board.  The Board believes that the current board leadership structure is best for Fantex and its stockholders at this time.

Our Board is currently chaired by Mr. Beirne, our Chairman. Our Board believes that Mr. Beirne’s service as our Chairman is in the best interests of our Company and our stockholders because Mr. Beirne was a founder of our parent company Fantex Holdings, Inc., possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face, and because he is the person best positioned to develop agendas that ensure that our Board’s time and attention is focused on the most critical matters. Our Board believes that his role as Chairman enables decisive leadership, ensures clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders, employees and the athletes with whom we work.

Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors or to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, our board of directors has determined to generally comply with the listing requirements of the national securities exchanges. The independence definitions of the national securities exchanges generally include a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, the rules of the national securities exchanges would require our board of directors to make a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors currently consists of seven members. In March 2015, the Board undertook a review of the independence of each director and considered whether any director has a material relationship with Fantex, Inc. that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that five of our current directors would qualify as “independent” directors in accordance with the general listing requirements of the national securities exchanges. Mr. French is not considered independent because he is an officer of Fantex and an employee and director of our parent company, Fantex Holdings. Mr. Beirne is not considered independent because he is a director and significant stockholder of our parent company, Fantex Holdings. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Each of Messrs. Costello, Hosler, Machtley, Soghikian and Ussery qualify as independent directors under the corporate governance standards of the NASDAQ Global Market.

There are no family relationships among any of our directors or officers other than Mr. Matthew Beirne, our Vice President of Business Development, who is the son of Mr. David Beirne, Chairman of our Board.

Role of the Board in Risk Oversight

One of the key functions of our Board is informed oversight of our risk management process. Our Board administers this oversight function directly, with support from its four standing committees, the Audit Committee, the Nominating and Corporate Governance Committee, the Compensation Committee and the Conflicts Committee, each of which addresses risks specific to their respective areas of oversight. In particular, our Audit Committee has the responsibility to consider and discuss our major financial risk exposures and the steps our management has taken to monitor and control these exposures. The Audit Committee also monitors compliance with legal and regulatory requirements, in addition to oversight of the performance of our internal audit function. Our Nominating and Corporate Governance Committee monitors the effectiveness of our Corporate Governance Guidelines. Our Compensation Committee assesses and monitors whether any of our compensation policies and programs has the potential to encourage excessive risk-taking. Our Conflicts Committee reviews any transaction with our parent company and its subsidiaries. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.

Board Meetings

Our directors stay informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications. The Board held six regularly scheduled and special meetings in 2014 following the initial public offering of our first tracking stock to review significant developments, engage in strategic planning, and act on matters requiring Board approval. Each incumbent director attended an aggregate of at least 75 percent of the Board meetings, and the meetings of committees on which he served, during the period that he served in 2014.

Executive Sessions of Non-Management Directors

Our non-management, independent directors intend to periodically meet without management present each time the full Board or a Board committee convenes in person for a regularly scheduled meeting. If the Board convenes for a special meeting, the non-management, independent directors will meet in executive session if circumstances warrant. Currently Mr. Soghikian serves as our lead independent director. Our independent directors did not meet without management present during 2014.

The Board welcomes communications from stockholders. For information on how to communicate with our independent directors, please refer to the information set forth under the heading “—Communications with the Board.”

Board Attendance at Annual Meeting of Stockholders

While the Board understands that there may be situations that prevent a director from attending an annual meeting of stockholders, the Board encourages all directors to attend our annual meetings of stockholders. The Annual Meeting of Stockholders is our first annual stockholders’ meeting since the initial public offering of our first tracking stock in April 2014.

Board Committees

Our Board has established four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and Conflicts Committee. The principal functions of each committee are briefly described below. We comply with the listing requirements and other rules and regulations of the NASDAQ Global Market, as amended or modified from time to time, with respect to each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All four of our standing committees is comprised exclusively of independent directors within the meaning of the NASDAQ listing standards. Additionally, our Board may from time to time establish other committees to facilitate the management of our company.

Audit Committee

Our Audit Committee consists of three of our independent directors. We have determined that the Chairman of our Audit Committee qualifies as an “audit committee financial expert” as that term is defined by applicable SEC regulations and NASDAQ Global Market corporate governance listing standards. Our Board has determined that each of our Audit Committee members is “financially literate” as that term is defined by NASDAQ Global Market listing standards. We have adopted a written Audit Committee charter, which details the principal functions of the Audit Committee, including oversight related to:

•	our accounting and financial reporting processes;
•	the integrity of our financial statements and financial reporting process;
•	our disclosure controls and procedures and internal control over financial reporting;
•	our compliance with financial, legal and regulatory requirements;
•	the evaluation of the qualifications, independence and performance of our independent registered public accounting firm; and
•	our overall risk profile.

Our Audit Committee charter is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Audit Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee is also responsible for the Audit Committee report included in this Proxy Statement. Mr. Hosler is Chairman, as well as our Audit Committee Financial Expert, and Messrs. Soghikian and Ussery are members of the Audit Committee. Following the completion of the initial public offering of our first tracking stock in 2014, the Audit Committee met a total of four times.

Our Board has determined that Mr. Hosler, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert,” as this term has been defined by the SEC in Item 407(d)(5)(ii) of Regulation S-K and NASDAQ Global Market corporate governance listing standards. Our Board made a qualitative assessment of Mr. Hosler’s level of knowledge and experience based on a number of factors, including his formal education and experience as chief financial officer of three companies; Catellus Acquisition Company LLC, Marcus & Millichap Holding Companies and Catellus Development Corporation and his experience serving on the audit committees of a number of companies. Messrs. Hosler, Soghikian, and Ussery were each determined by our Board to be “financially literate” in accordance with SEC and NASDAQ listing rules based on their prior experience. Mr. Soghikian has extensive investment and valuation experience and has served on numerous board of directors during his career. Mr. Ussery has supervised individuals responsible for financial preparation and reporting during the course of his career and reviewed public company financial processes and disclosure as both an officer and director of public companies.

Compensation Committee

Our Compensation Committee consists of three of our independent directors. We adopted a Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

•

reviewing and approving, at least annually, the performance goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other executive officers;
•	reviewing our executive compensation policies and plans;
•	assisting management in complying with our Proxy Statement and annual report disclosure requirements;
•	producing a report on executive compensation to be included in our annual Proxy Statement (if required); and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Our Compensation Committee charter is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Compensation Committee may delegate its responsibilities to a subcommittee of the Compensation Committee, provided that such responsibilities are consistent with our certificate of incorporation, bylaws, Section 162(m) of the Internal Revenue Code of 1986, as amended, applicable NASDAQ rules and other applicable law. Mr. Costello is Chairman and Messrs. Machtley and Ussery are members of the Compensation Committee. During 2014, the Compensation Committee did not meet formally.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, or Governance Committee, consists of three of our independent directors. We adopted a written Nominating and Corporate Governance Committee charter, which details the principal functions of the Governance Committee, including:

•	identifying and recommending to the full Board qualified candidates for election as directors to fill vacancies on the Board or at any annual meeting of stockholders;
•	developing and recommending to the Board corporate governance guidelines and implementing and monitoring such guidelines;
•	reviewing and making recommendations on matters involving the general operation of the Board, including Board size and composition, and committee composition and structure;
•	recommending to the Board nominees for each committee of the Board of Directors;
•	annually facilitating the assessment of the Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and corporate governance listing standards; and
•	overseeing the Board’s evaluation of the performance of management.

Our Nominating and Corporate Governance Committee charter is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

Mr. Machtley is Chairman and Messrs. Costello and Soghikian are members of the Governance Committee. During 2014, our Governance Committee did not meet formally.

Conflicts Committee

Our Conflicts Committee consists of three of our independent directors. We adopted a Conflicts Committee charter, which details the principal functions of the Conflicts, including:

•	review and evaluate the terms and conditions of, and to determine the advisability of any transaction with our parent company or its subsidiaries;
•	determine whether a transaction with our parent company or its subsidiaries is fair to, and in our and our stockholders best interests; and
•	Recommend to the Board what action, if any, should be taken by the Board with respect to any transaction with our parent or its subsidiaries.

Our Conflicts Committee charter is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

Mr. Soghikian is Chairman and Messrs. Ussery and Hosler are members of the Conflicts Committee. During 2014, our Conflicts Committee met three times.

Nomination Process for Director Candidates

The Governance Committee is, among other things, responsible for identifying and evaluating potential candidates and recommending candidates to the Board for nomination. The Governance Committee is governed by a written charter, a copy of which is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Governance Committee regularly reviews the composition of the Board and whether the addition of directors with particular experiences, skills, or characteristics would make the Board more effective. When a need arises to fill a vacancy, or it is determined that a director possessing particular experiences, skills, or characteristics would make the Board more effective, the Governance Committee initiates a search. As a part of the search process, the Governance Committee may consult with other directors and members of senior management, and may hire a search firm to assist in identifying and evaluating potential candidates.

When considering a candidate, the Governance Committee reviews the candidate’s experiences, skills, and characteristics. The Governance Committee also considers whether a potential candidate would otherwise qualify for membership on the Board, and whether the potential candidate would likely satisfy the independence requirements of NASDAQ as described below.

Candidates are selected on the basis of outstanding achievement in their professional careers, broad experience, personal and professional integrity, their ability to make independent analytical inquiries, financial literacy, mature judgment, high performance standards, familiarity with our business and industry, and an ability to work collegially. Other factors include having members with various and relevant career experience and skills, and having a Board that is, as a whole, diverse. Where appropriate, we will conduct a criminal and background check on the candidate. In addition, at least one member of the Board and Audit Committee should have the qualifications and skills necessary to be considered an “Audit Committee Financial Expert” under Section 407 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, as defined by the rules of the SEC, and at least a majority of the Board must be independent as determined by the Board under the guidelines of NASDAQ.

All potential candidates are interviewed by the Chairman of the Board and Governance Committee Chairman, and, to the extent practicable, the other members of the Governance Committee, and may be interviewed by other directors and members of senior management as desired and as schedules permit. In addition, the Chief Legal Officer conducts a review of the director questionnaire submitted by the candidate and, as appropriate, a background and reference check is conducted. The Governance Committee then meets to consider and approve the final candidates, and either makes its recommendation to the Board to fill a vacancy, or add an additional member, or recommends a slate of candidates to the Board for nomination for election to the Board. The selection process for candidates is intended to be flexible, and the Governance Committee, in the exercise of its discretion, may deviate from the selection process when particular circumstances warrant a different approach.

Stockholders may nominate candidates to our Board. The stockholder must submit a detailed resume of the candidate and an explanation of the reasons why the stockholder believes the candidate is qualified for service on our Board of Directors and how the candidate satisfies the Board’s criteria. The stockholder must also provide such other information about the candidate as is set forth in our bylaws and as would be required by the SEC rules to be included in a Proxy Statement. In addition, the stockholder must include the consent of the candidate and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination. The stockholder must submit proof of the stockholder’s holding of Fantex, Inc. tracking stock. All communications are to be directed to the Chairman of the Governance Committee, c/o Fantex, Inc., 330 Townsend St., Suite 234, San Francisco, California 94017, Attention: Chief Legal Officer. For any annual meeting, recommendations received less than 90 days or more than 120 days prior to the anniversary of the date of the prior year’s annual meeting will not be considered timely for consideration by the Governance Committee for that annual meeting.

Code of Business Conduct and Ethics

Our Board formally approved a Code of Business Conduct and Ethics that applies to our officers, directors and employees. Among other matters, our Code of Business Conduct and Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or potential conflicts of interest between personal and professional relationships;
•	full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications;
•	compliance with applicable governmental laws, rules and regulations;
•	prompt internal reporting of violations of the code to appropriate persons identified in the code; and
•	accountability for adherence to the code.

Any waiver of the Code of Business Conduct and Ethics for our directors, executive officers and other principal financial officers must be approved by the Board or the appropriate committee thereof, and any such waiver shall be promptly disclosed as required by law or any stock exchange upon which our common stock is traded.

Our Code Business Conduct and Ethics is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

Communications with the Board

Stockholders and other interested parties may write to the entire Board or any of its members at Fantex, Inc., c/o William Garvey, Chief Legal Officer and Secretary, 330 Townsend St, Suite 234, San Francisco, California 94107. Stockholders and other interested parties also may e-mail the Chairman, the entire Board or any of its members c/o William Garvey, Chief Legal Officer and Secretary, at bill.garvey@fantex.com. The Board may not be able to respond to all stockholder inquiries directly. Therefore, the Board has developed a process to assist it with managing inquiries.

The General Counsel will perform a legal review in the normal discharge of his duties to ensure that communications forwarded to the Chairman, the Board or any of its members preserve the integrity of the process. While the Board oversees management, it does not participate in day-to-day management functions or business operations, and is not normally in the best position to respond to inquiries with respect to those matters. For example, items that are unrelated to the duties and responsibilities of the Board such as spam, junk mail and mass mailings, ordinary course disputes over fees or services, personal employee complaints, business inquiries, new product or service suggestions, resumes and other forms of job inquiries, surveys, business solicitations or advertisements will not be forwarded to the Chairman or any other director. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will not be forwarded to the Chairman or any other director and will not be retained. Such material may be forwarded to local or federal law enforcement authorities.

Any communication that is relevant to the conduct of our business and is not forwarded will be retained for one year and made available to the Chairman and any other independent director on request. The independent directors grant the Chief Legal Officer discretion to decide what correspondence will be shared with our management and any personal employee communications may be shared with our human resources department if deemed appropriate. If a response on behalf of the Board is appropriate, we gather any information and documentation necessary for answering the inquiry and provide the information and documentation, as well as a proposed response, to the appropriate director(s). We also may attempt to communicate with the stockholder for any necessary clarification. Our Chief Legal Officer (or his designee) reviews and approves responses on behalf of the Board in consultation with the applicable director(s), as appropriate.

Certain circumstances may require that the Board depart from the procedures described above, such as the receipt of threatening letters or e-mails or voluminous inquiries with respect to the same subject matter. Nevertheless, the Board considers stockholder questions and comments important, and endeavors to respond promptly and appropriately.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2014, our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them except with respect to late Form 4 reports for Fantex Holdings, Inc., David Beirne and Cornell “Buck” French in connection with their purchases of Fantex Series EJ Manuel on July 21, 2014 and for Fantex Holdings, Inc., David Beirne and Cornell “Buck” French in connection with their purchases of Fantex Series Mohamed Sanu on November 3, 2014.

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. In 2014, our “named executive officers” and their positions were as follows:

• Cornell “Buck” French, Chief Executive Officer;
• David Mullin, Chief Financial Officer; and
• William Garvey, Chief Legal Officer and Secretary.

Currently, our employees, including our named executive officers, are employed by our parent, Fantex Holdings, and provide services to both Fantex, Inc. and Fantex Holdings. Except as the context otherwise requires or as otherwise noted, references in this section to “Fantex Holdings,” “company,” “we,” “us” and “our” refer to both Fantex Holdings and Fantex, Inc.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2013 and December 31, 2014.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	Totals
Cornell “Buck” French	2014	200,000	—	—	—	—	—	—	200,000
Chief Executive Officer	2013	116,667	—	—	—	—	—	—	116,667
David Mullin	2014	200,000	—	—	—	—	—	—	200,000
Chief Financial Officer	2013	116,667	—	—	—	—	—	—	116,667
William Garvey	2014	200,000	—	—	—	—	—	—	200,000
Chief Legal Officer

Narrative to Summary Compensation Table

Salaries

Messrs. French and Mullin are parties to employment agreements with our parent, Fantex Holdings, which initially provided for annual base salaries of $200,000 for each of Messrs. French and Mullin. Pursuant to the terms of their employment agreements, in connection with the sale by us of 421,100 shares of our Fantex Series Vernon Davis in an initial public offering on April 28, 2014, the annual base salary for each of Messrs. French and Mullin was increased to $250,000. However, Messrs. French and Mullin voluntarily delayed the increase in their respective annual base salaries, and each continues to receive an annual base salary of $200,000. There is no provision to make the increase to an annual base salary of $250,000 retroactive.

Mr. Garvey’s annual base salary for 2014 was $200,000.

Bonuses

We did not grant bonuses to our named executive officers with respect to services performed in 2014.

Equity Compensation

We maintain the 2013 Equity Incentive Award Plan in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long‑term success. The 2013 Plan became effective as of April 28, 2014. No equity grants were made to our officers in 2014.

Other Elements of Compensation

Retirement Plans

We have established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full‑time employees. The Internal Revenue Code of 1986, as amended, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre‑tax basis through contributions to the 401(k) plan. Currently, we do not match any portion of the contributions made by participants in our 401(k) plan. We believe that providing a vehicle for tax‑deferred retirement savings though a

401(k) plan will add to the overall desirability of our executive compensation package and further incentivize our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full‑time employees, including our named executive officers, are eligible to participate in our medical, dental and vision benefit plans. We may implement additional benefit and other perquisite programs as our compensation committee determines appropriate, though we do not expect any such additional benefits and perquisites to constitute a material component of our named executive officers’ compensation package.

No Tax Gross‑Ups

We do not make gross‑up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

Additional Compensation Components

As we formulate and implement our compensation program, we may provide different and/or additional compensation components, benefits and/or perquisites to our named executive officers, to ensure that we provide a balanced and comprehensive compensation structure. We believe that it is important to maintain flexibility to adapt our compensation structure at this time to properly attract, motivate and retain the top executive talent for which we compete.

Outstanding Equity Awards at Fiscal Year‑End

The following table summarizes the number of shares of Fantex Holdings’ common stock underlying outstanding equity incentive plan awards for Mr. Garvey as of December 31, 2014. Neither Messrs. French nor Mullin held any equity incentive plan awards as of December 31, 2014.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William Garvey	35,416(1)	64,584	1.61	7/16/2023

(1)

The option vested as to 25% of the shares subject to the option on July 15, 2014 and will continue to vest as to 1/48th of the shares subject to the option each month thereafter, subject to Mr. Garvey remaining a service provider through each applicable vesting date.

Executive Compensation Arrangements

Messrs. French and Mullin

Our parent, Fantex Holdings, has entered into employment agreements with Messrs. French and Mullin. The following is a summary of the material terms of the agreements.

Under the agreements, Mr. French serves as the Chief Executive Officer and Mr. Mullin serves as the Chief Financial Officer of Fantex Holdings, reporting directly to the board of directors of Fantex Holdings and Chief Executive Officer, respectively. Mr. French also serves as a member of our board of directors. The term of the agreements will continue until the executive’s employment with Fantex Holdings is terminated.

Pursuant to the terms of the agreements, Messrs. French and Mullin each were to initially receive annual base salaries in the amount of $200,000. In connection with the sale by us of 421,000 shares of our Fantex Series

Vernon Davis in an initial public offering on April 28, 2014, Messrs. French and Mullin became entitled to receive increased annual base salaries of $250,000, which amount may be increased from time to time in the discretion of Fantex Holdings’ board of directors or the compensation committee. However, Messrs. French and Mullin voluntarily delayed the increase in their respective annual base salaries, and each continues to receive an annual base salary of $200,000. Messrs. French and Mullin are also eligible to receive an annual discretionary cash performance bonus. The actual amount of any such bonuses will be based on the attainment of specified performance objectives established by the board of directors of Fantex Holdings. In addition, each executive will be entitled to participate in customary employee and executive benefit plans and programs as Fantex Holdings may from time to time offer.

In the event that Mr. French’s or Mr. Mullin’s employment is terminated without “cause” or by the executive for “good reason” (each, as defined in the applicable employment agreement), then in addition to any accrued amounts, the executive will be entitled to receive the following:

•	a lump‑sum payment in the amount of one times the executive’s annual base salary;
•	a lump‑sum payment in the amount equal to the pro rata portion of the executive’s annual bonus for the partial fiscal year in which the termination occurs;
•	company‑paid premiums for healthcare coverage continuation for up to 12 months after the date of termination; and
•

with respect to each then‑outstanding Fantex Holdings equity award or Company equity award, accelerated vesting of the number of shares subject to such award that would have vested during the 12‑month period following the termination date.

In the event that Mr. French’s or Mr. Mullin’s employment is terminated without “cause” or by the executive for “good reason” on or within the 30 days preceding, or during the one‑year period following, a “change in control” (as defined in the Fantex Holdings, Inc. 2012 Equity Incentive Plan), each executive will be entitled to the severance benefits and payments described above, except that he will be entitled to a lump‑sum payment in the amount of two times, rather than one times, his annual base salary.

The executive’s right to receive the severance payments and benefits described above is subject to his delivery and non‑revocation of an effective general release of claims in favor of Fantex Holdings.

Furthermore, in the event of a change in control of Fantex Holdings, the executive will be entitled to accelerated vesting of all outstanding Fantex Holdings equity awards and Company equity awards then held, and in the event of a “change in control” (as defined in the Fantex, Inc. 2013 Equity Incentive Award Plan) of the Company, the executive will be entitled to accelerated vesting of all outstanding Company equity awards then held. In addition, to the extent that any payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Code, such payments and/or benefits may be subject to a “best pay cap” reduction to the extent necessary so that the executive receives the greater of (i) the net amount of the payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (ii) the net amount of the payments and benefits without such reduction.

Mr. Garvey

Our parent, Fantex Holdings, entered into change in control severance agreement with Mr. Garvey on August 19, 2014. The following is a summary of the material terms of the agreement.

In the event of a “change in control” (as defined in the Fantex Holdings 2012 Equity Incentive Plan) of Fantex Holdings, Mr. Garvey will be entitled to accelerated vesting of 50% all outstanding unvested Fantex Holdings option and equity awards then held.

In the event that Mr. Garvey’s employment is terminated without “cause” or by Mr. Garvey for “good reason” (each, as defined in his change in control severance agreement) on or within the 30 days preceding, or during the one‑year period following, a “change in control,” then in addition to any accrued amounts, Mr. Garvey will be entitled to receive the following:

•	a lump‑sum payment in the amount of 50% of his annual base salary;
•	company‑paid premiums for healthcare coverage continuation for up to 6 months after the date of termination; and
•	with respect to each then‑outstanding Fantex Holdings option and equity award, full accelerated vesting of all shares subject to the award.

Mr. Garvey’s right to receive the severance payments and benefits described above is subject to his delivery and non‑revocation of an effective general release of claims in favor of Fantex Holdings.

Director Compensation

The following table sets forth information regarding the compensation earned by our non-employee directors for the year ended December 31, 2014. Other than as described below, none of our directors received any compensation for service as a member of our board of directors in 2014. We intend to review director compensation from time to time.  Mr. French, who served as our Chief Executive Officer during the year ended December 31, 2014, and continues to serve in that capacity, does not receive additional compensation for his service as a director, and therefore is not included in the Director Compensation table below. All compensation paid to Mr. French is reported in the Summary Compensation Table included under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David Beirne	—	—	7,525	7,525
John Costello	—	—	—	—
C. William Hosler	—	—	—	—
Ronald Machtley	—	—	—	—
Shahan Soghikian	—	—	—	—
Terdema Ussery	—	—	—	—
(1)

As of December 31, 2014, each of our non-employee directors held a stock option to purchase 20,000 shares of common stock in our parent, Fantex Holdings. No non-employee director held any other equity award as of December 31, 2014.

(2)	Represents health and welfare plan premium costs in excess of company-paid health and welfare premiums paid on behalf of other participants.

Compensation Committee Interlocks and Insider Participation

Since the date of the initial public offering of our first tracking stock, there have been no insider participations or compensation committee interlocks of the Compensation Committee. At all times since the completion of the initial public offering of our first tracking stock, the Compensation Committee has been comprised solely of independent, non-employee directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table provides information as of December 31, 2014 regarding compensation plans under which our equity securities are authorized for issuance.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	—	—	7,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,500,000

(1)

Consists of the 2013 Equity Incentive Award Plan, which was adopted by our Board in connection with the closing of our first tracking stock public offering in April 2014, and provides for awards of options, stock appreciation rights, restricted stock, dividend equivalents, restricted stock units, performance awards, performance share awards, deferred stock awards, stock payment awards and other incentive awards to be available for employees and consultants of our company and our affiliates and for our directors.

2013 Equity Incentive Award Plan

In August 2013, our board of directors adopted our 2013 Equity Incentive Award Plan, or the 2013 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The 2013 Plan was subsequently approved by our stockholders in September 2013. The material terms of the 2013 Plan are summarized below.

Eligibility and Administration

Our employees, consultants and directors, and employees and consultants of our affiliates, if any, are eligible to receive awards under the 2013 Plan. The 2013 Plan is administered by our board of directors with respect to awards to non‑employee directors and by our compensation committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of our directors and/or officers (referred to collectively as the plan administrator below), subject to certain limitations that may be imposed under Section 162(m) of the Code, Section 16 of the Exchange Act, and/or stock exchange rules, as applicable. The plan administrator has the authority to make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2013 Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the 2013 Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available

An aggregate of 7,500,000 shares of our platform common stock is available for issuance under awards granted pursuant to the 2013 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market. If an award under the 2013 Plan is forfeited, expires or is settled for cash, any shares subject to such award may, to the extent of such forfeiture, expiration or cash settlement, be used again for new grants under the 2013 Plan. However, the following shares may not be used again for grant under the 2013 Plan: (1) shares tendered or withheld to satisfy grant or exercise price or tax withholding obligations associated with an award; (2) shares subject to a stock appreciation right, or SAR, that are not issued in connection with the stock settlement of the SAR on its exercise; and (3) shares purchased on the open market with the cash proceeds from the exercise of options.

Awards granted under the 2013 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2013 Plan. After the expiration of a transition period that may apply following the effective date of our initial public offering of our Fantex Series Vernon Davis, the maximum number of shares of our platform common stock that may be subject to one or more awards granted to any participant pursuant to the 2013 Plan during any calendar year will be 1,000,000 and the maximum amount that may be paid under a cash award pursuant to the 2013 Plan to any one participant during any calendar year period will be $2,000,000.

Awards

The 2013 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, deferred stock, other incentive awards, stock appreciation rights, or SARs, and cash awards. No determination has been made as to the types or amounts of awards that will be granted to specific individuals pursuant to the 2013 Plan. Certain awards under the 2013 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards under the 2013 Plan will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post‑termination exercise limitations. Awards other than cash awards generally will be settled in shares of our platform common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•

Stock Options.  Stock options provide for the purchase of shares of our platform common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders). Vesting conditions determined by the plan administrator may apply to stock options and may include continued service, performance and/or other conditions.

•

SARs.  SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs and may include continued service, performance and/or other conditions.

•

Restricted Stock, RSUs, Deferred Stock and Performance Shares.  Restricted stock is an award of nontransferable shares of our platform common stock that remains forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. RSUs are contractual promises to deliver shares of our platform common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying RSUs may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Deferred stock awards represent the right to receive shares of our platform common stock on a future date. Deferred stock will not be issued until the deferred stock award has vested, and recipients of deferred stock generally will have no voting or dividend rights prior to the time when the vesting conditions are satisfied and the shares are issued. Performance shares are contractual rights to receive a range of shares of our platform common stock in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, RSUs, deferred stock and performance shares may be based on continuing service, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•

Stock Payments, Other Incentive Awards and Cash Awards.  Stock payments are awards of fully vested shares of our platform common stock that may, but need not, be made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards. Other incentive awards are awards other than those enumerated in this summary that are denominated in, linked to or derived from shares of our platform common stock or value metrics related to our shares, and may remain forfeitable unless and until specified conditions are met. Cash awards are cash incentive bonuses subject to performance goals.

•

Dividend Equivalents.  Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our platform common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents generally are credited as of dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents may not be paid on awards granted under the 2013 Plan unless and until such awards have vested.

Performance Awards

Performance awards include any of the foregoing awards that are granted subject to vesting and/or payment based on the attainment of specified performance goals. The plan administrator will determine whether performance awards are intended to constitute “qualified performance‑based compensation,” or QPBC, within the meaning of Section 162(m) of the Code, in which case the applicable performance criteria will be selected from the list below in accordance with the requirements of Section 162(m) of the Code.

Section 162(m) of the Code imposes a $1,000,000 cap on the compensation deduction that a public company may take in respect of compensation paid to its “covered employees” (which should include our chief executive officer and our next three most highly compensated employees other than our chief financial officer), but excludes from the calculation of amounts subject to this limitation any amounts that constitute QPBC. Under current tax law, we do not expect Section 162(m) of the Code to apply to certain awards under the 2013 Plan until the earliest to occur of (1) our annual stockholders’ meeting at which members of our board of directors are to be elected that occurs after the close of the third calendar year following the calendar year in which occurred the first registration of our equity securities under Section 12 of the Exchange Act; (2) a material modification of the 2013 Plan; (3) an exhaustion of the share supply under the 2013 Plan; or (4) the expiration of the 2013 Plan. However, QPBC performance criteria may be used with respect to performance awards that are not intended to constitute QPBC. In addition, the Company may issue awards that are not intended to constitute QPBC even if such awards might be non‑deductible as a result of Section 162(m) of the Code.

In order to constitute QPBC under Section 162(m) of the Code, in addition to certain other requirements, the relevant amounts must be payable only upon the attainment of pre‑established, objective performance goals set by our compensation committee and linked to stockholder‑approved performance criteria. For purposes of the 2013 Plan, one or more of the following performance criteria will be used in setting performance goals applicable to QPBC, and may be used in setting performance goals applicable to other performance awards: (1) net earnings (either before or after one or more of the following: (a) interest, (b) taxes, (c) depreciation, (d) amortization and (e) non‑cash equity‑based compensation expense); (2) gross or net sales or revenue; (3) net income (either before or after taxes); (4) adjusted net income; (5) operating earnings or profit; (6) cash flow (including, but not limited to, operating cash flow and free cash flow); (7) return on assets; (8) return on capital; (9) return on stockholders’ equity;

(10) total stockholder return; (11) return on sales; (12) gross or net profit or operating margin; (13) costs; (14) funds from operations; (15) expenses; (16) working capital; (17) earnings per share; (18) adjusted earnings per share; (19) price per share of platform common stock; (20) regulatory body approval for commercialization of a product; (21) implementation or completion of critical projects; (22) market share; (23) economic value; (24) debt levels or reduction; (25) customer retention; (26) sales‑related goals; (27) comparisons with other stock market indices; (28) operating efficiency; (29) customer satisfaction and/or growth; (30) employee satisfaction; (31) research and development achievements; (32) financing and other capital raising transactions; (33) recruiting and maintaining personnel; and (34) year‑end cash, any of which may be measured either in absolute terms for us or any operating unit of our company or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices. The 2013 Plan also permits the plan administrator to provide for objectively determinable adjustments to the applicable performance criteria in setting performance goals for QPBC awards.

Certain Transactions

The plan administrator has broad discretion to take action under the 2013 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our platform common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non‑reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2013 Plan and outstanding awards. In the event of a change in control of our company (as defined in the 2013 Plan), to the extent that the surviving entity declines to continue, convert, assume or replace outstanding awards, then all such awards will become fully vested and exercisable in connection with the transaction. Upon or in anticipation of a change of control, the plan administrator may cause any outstanding awards to terminate at a specified time in the future and give the participant the right to exercise such awards during a period of time determined by the plan administrator in its sole discretion. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants, Claw‑Back Provisions, Transferability, and Participant Payments

The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to the provisions of any claw‑back policy implemented by our company to the extent set forth in such claw‑back policy and/or in the applicable award agreement. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2013 Plan are generally non‑transferable prior to vesting, and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2013 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our platform common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination

Our board of directors may amend or terminate the 2013 Plan at any time; however, except in connection with certain changes in our capital structure, stockholder approval will be required for any amendment that increases the number of shares available under the 2013 Plan, “reprices” any stock option or SAR, or cancels any stock option or SAR in exchange for cash or another award when the option or SAR price per share exceeds the fair market value of the underlying shares. No award may be granted pursuant to the 2013 Plan after the ten‑year anniversary of the effective date of the 2013 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock of Fantex as of March 27, 2015, by:

•	each of our directors;
•	each of our named executive officers;
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of our common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 31, 2015. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of Fantex common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 101,944,900 shares of Fantex common stock outstanding as of March 27, 2015.

Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of Fantex, 330 Townsend Street, Suite 234, San Francisco, CA 94107.

	Shares Beneficially
	Owned
Name of Beneficial Owner	Number	Percentage
Officers and Directors of Fantex(1)
Cornell “Buck” French(2)(4)	3,166	*
David Mullin	—	*
David Beirne(2)(4)	121,346	*
William Garvey	—	*
John Costello	—	*
C. William Hosler	—	*
Ronald Machtley	—	*
Shahan Soghikian	—	*
Terdema Ussery	—	*
All directors and executive officers as a group (9 persons)	124,512	*
5% Stockholders of Fantex
Fantex Holdings, Inc.(1)(2)(3)	100,830,454	98.91%

(1)

Each of our officers and directors beneficially owns shares of Fantex Holdings capital stock. Cornell “Buck” French and David Beirne, two of our directors, beneficially own 21.91% and 35.66% of Fantex Holdings capital stock, respectively, and David Mullin, our Chief Financial Officer, beneficially owns 4.61% of Fantex Holdings capital stock. The other officers and directors own less than 2% of Fantex Holdings capital stock in the aggregate. In computing beneficial ownership of Fantex Holdings capital stock, we attributed securities to persons who possess sole or shared voting power or investment power with respect to those securities and included shares of Fantex Holdings capital stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 27, 2015. Pursuant to their ownership interest in Fantex Holdings, Cornell “Buck” French, David Beirne and David Mullin together hold shares with a combined voting power over a majority of Fantex Holdings capital stock.

(2)

Cornell “Buck” French, David Beirne, John Elway, Joshua Levine and Bruce Dunlevie are each members of the board of directors of Fantex Holdings and as such, in effect, share voting power over substantially all of the total voting power of Fantex common stock as of March 27, 2015. Each disclaims beneficial ownership of the shares held by Fantex Holdings, except to the extent of any pecuniary interest therein.

(3)

Fantex Holdings owns 100% of our issued and outstanding platform common stock, which provides it with sole voting power over our common stock. Each share of platform common stock is entitled to one vote per share, giving Fantex Holdings substantially all of the voting power over the Fantex common stock as of March 27, 2015.

(4)

Cornell “Buck” French and David Beirne own 164 and 1,704 shares, respectively, of Fantex Series EJ Manuel, which shares were purchased pursuant to a standby purchase agreement entered into in connection with our Fantex Series EJ Manuel offering completed on July 21, 2014. Messrs. French and Beirne also own 502 and 1,648 shares, respectively, of Fantex Series Mohamed Sanu, which shares were purchased pursuant to a standby purchase agreement entered into in connection with our Fantex Series Mohamed Sanu offering completed on November 3, 2014. Messrs. French and Beirne also beneficially own 2,500 and 117,944 shares, respectively, of Fantex Series Alshon Jeffery, which shares were purchased pursuant to a standby purchase agreement entered into in connection with our Fantex Series Alshon Jeffery offering completed on March 19, 2015.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2013, to which we have been a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the Fantex, Inc.’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change in control agreements, which are described under “Executive Compensation.” We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Parent Company

Our parent company, Fantex Holdings, owns approximately 98.91 % of our outstanding voting securities.

Equity Contributions

To date, we have relied primarily on our parent, Fantex Holdings, for liquidity and capital resources. Our parent contributed capital in the amount of $4.3 million for the year ended December 31, 2013. For the twelve months ended December 31, 2014, our parent contributed capital of $3.5 million. The contributed capital includes expenses paid by our parent on our behalf, as well as an equity contribution of $2.0 million on April 3, 2013 to provide additional working capital to finance our operating expenses. We expect our parent to continue to contribute capital at least through 2015.

Participation in the Offering of Fantex Series Alshon Jeffery

Fantex Holdings and Cornell “Buck” French, Dave Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS, at the initial public offering price of $10 per share, 400,000 shares, 2,500 shares, 83,580 shares and 83,580 shares, respectively, of Fantex Series Alshon Jeffery. In addition, Mr. Beirne’s wife purchased 34,414 shares of Fantex Series Alshon Jeffery. Under the terms of the standby purchase agreement, these purchasers will not transfer, sell or otherwise dispose of any shares purchased by it for a period of 180 days after March 19, 2015. Fantex Holdings has further represented that it will not sell any shares of Fantex Series Alshon Jeffery purchased in that offering absent a subsequent registration statement.

Participation in the Offering of Fantex Series Mohamed Sanu

Fantex Holdings and Cornell “Buck” French, Dave Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS, at the initial public offering price of $10 per share, 78,000 shares, 502 shares, 1,648 shares and 8,215 shares, respectively, of Fantex Series Mohamed Sanu. Under the terms of the standby purchase agreement, these purchasers will not transfer, sell or otherwise dispose of any shares purchased by it for a period of 180 days after October 31, 2014. Fantex Holdings has further represented that it will not sell any shares of Fantex Series Mohamed Sanu purchased in that offering absent a subsequent registration statement.

Participation in the Offering of Fantex Series EJ Manuel

On July 21, 2014, Fantex Holdings and Cornell “Buck” French, Dave Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS at the initial public offering price of $10 per share, 250,000 shares, 164 shares, 1,704 shares and 26,000 shares, respectively, of our Fantex Series EJ Manuel. Under the terms of the standby purchase agreement, these purchasers will not transfer, sell or otherwise dispose of any shares purchased by it for a period of 180 days after July 18, 2014. Fantex Holdings has further represented that it will not sell any shares of Fantex Series EJ Manuel purchased in that offering absent a subsequent registration statement.

Participation in the Offering of Fantex Series Vernon Davis

On April 28, 2014, Fantex Holdings purchased from FBS, at the initial public offering price of $10 per share, 102,454 shares of Fantex Series Vernon Davis in the initial public offering of our Fantex Series Vernon Davis. Fantex Holdings has represented that it will not sell any shares purchased in such offering absent a subsequent registration statement.

Participation in future Offerings of Fantex Convertible Tracking Series Stocks

We expect that Fantex Holdings and directors and directors of Fantex Holdings may purchase shares pursuant to a standby purchase agreement in future offerings of Fantex Convertible Tracking Series Stocks.

Indemnity Agreements

Our parent, Fantex Holdings, has agreed to indemnify each of our current contract parties under certain circumstances if the ABI that we are purchasing from them under their respective brand contracts is reportable income to them and not deductible for United States federal income tax purposes. We are not a party to these indemnity agreements, and would have no direct or indirect obligation to the contract parties or our parent under these agreements. However, because our parent is a party to these agreements, we may be deemed to benefit from these agreements. In addition, to the extent such obligation of our parent to the contract parties impacts its financial stability and its continued ability to provide services under the management agreement, as discussed below, an adverse tax ruling may indirectly impact Fantex as a whole.

Management Agreement

We have entered into a management agreement with Fantex Holdings pursuant to which our parent has agreed to provide to us management and administrative services, including providing our executive management and other personnel as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay our parent 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on our financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our parent at the time and cost of those services.

The agreement has an initial term through December 31, 2014, and will automatically renew for successive one‑year terms each December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to Fantex Holdings. Fantex Holdings may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then Fantex Holdings will continue to perform such services for an additional period of 180 days.

Our parent company allocated to us an aggregate expense of $1.1 million from our incorporation on September 14, 2012 through December 31, 2012, approximately $3.6 million for the year ended December 31, 2013 and approximately $3.5 million for the year ended December 31, 2014, for such services provided to us. In the immediate future, we do not plan to establish independent infrastructure that is dedicated to our business and we will continue to rely on our parent company for these services in accordance with the management agreement.

Indemnification Agreements

Our amended and restated certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the fullest extent permitted under the Delaware General Corporation Law. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. All of the transactions described in this section occurred prior to the adoption of this policy.

All future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties. In addition, all future material affiliated transactions and loans, and any forgiveness of loans, must be approved by a majority of our independent directors who do not have an interest in the transactions and who have had access, at our expense, to our independent legal counsel.

As provided by our Audit Committee charter, our audit committee is responsible for reviewing and approving in advance any related party transaction, other than matters relating to our parent company. Our conflicts committee is responsible for reviewing all of our related party transactions in which our parent company is a party with an interest adverse to our interests.

Review and Approval of Transactions with Related Persons

We have operated under our Code of Business Conduct and Ethics policy since the initial public offering of our first tracking stock in April 2014. As part of our Code of Business Conduct and Ethics, our officers, directors and employees are expected to engage in honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships.

We have adopted a written policy regarding the review, approval and ratification of any related party transaction. Under this policy, our Audit Committee and/or Conflicts Committee will review the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party before approving such transaction. Any related party transaction shall be consummated and shall continue only if the Audit Committee or Conflicts Committee or our board of directors has approved or ratified the transaction in accordance with the guidelines set forth in the policy. For purposes of our policy, a “Related Party Transaction” is a (i) a transaction, arrangement or relationship, including any indebtedness or guarantee of indebtedness, (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) was, is or will be a participant, and in which any Related Party (as defined below) had, has or will have a direct or indirect interest or (b) any amendment or modification to such a transaction, arrangement or relationship, regardless of whether such transaction, arrangement or relationship has previously been approved in accordance with our policy. For purposes of this policy, a “Related Party” is:

•	any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of ours or a nominee to become a director of ours;
•

any person who is (or was) the beneficial owner of more than 5% of any class of our voting securities when the Related Party Transaction in question is expected to occur or exist (or when it occurred or existed);

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law, or sister-in-law of such director, executive officer, nominee or more than 5% beneficial owner, and any person (other than a tenant or employee) sharing the household of such director, executive officer, nominee or more than 5% beneficial owner; and

•

any firm, corporation or other entity in which any of the foregoing persons is employed or is a director, officer, general partner or principal or serves in a similar position or in which such person has a 5% or greater beneficial ownership interest.

Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP’s fees for the fiscal years ended December 31, 2014 and 2013 were as follows:

	Fiscal Year Ended December 31
	2014	2013
Audit Fees	$1,055,000	$734,896
Audit-Related Fees	—	—
Tax Fees	26,500	20,000
All Other Fees	—	—
Total Fees	$1,081,500	$754,896

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees for professional services provided in connection with our annual audit, review of our quarterly financial statements, and services in connection with our SEC registration statements and securities offerings.

Audit-Related Fees—Includes access to accounting research database.

Tax Fees—Includes tax return preparation and other tax planning services incurred.

All of the services performed by Deloitte & Touche LLP subsequent to the initial public offering of the Company’s first tracking stock in April 2014 were pre-approved by the Audit Committee, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Stockholders’ Equity
Statements of Cash Flows
Notes to Financial Statements

(2) FINANCIAL STATEMENTS SCHEDULES
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014
Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

INDEX TO EXHIBITS
Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476)	November 21, 2013
3.3	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772)	October 17,2013
10.1	Management Agreement dated July 10, 2013 by and between Fantex, Inc. and Fantex Holdings, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772)	October 17,2013
10.2	Brand Agreement effective as of February 14, 2014 by and between Erik R. Manuel, Jr., Kire Enterprises LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-194256)	March 3, 2014
10.3	NFL Player Contract dated as of June 14, 2013, by and between Erik R. Manuel, Jr., Kire Enterprises LL and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-194256)	March 3, 2014
10.4	Brand Agreement effective as of October 30, 2013, by and between Vernon Davis, The Duke Marketing, LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-192476)	November 21, 2013
10.5	NFL Player Contract dated as of March 1, 2010, by and between Vernon Davis and San Francisco Forty Niners, Limited	Registration Statement on Form S-1, as amended (File 333-192476)	November 21, 2013
10.6	Second Amendment and Restated Brand Agreement effective as of February 29, 2013, by and between Arian Foster, The Ugly Duck, LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.7	NFL Player Contract dated as of March 6, 2012, by and between Arian Foster and Houston NFL Holdings, LP	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.8	Amended and Restated Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC., Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association	Registration Statement on Form S-1, as amended (File 333-196437)	August 25, 2014
10.9	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.10	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc and Cornell “Buck” French †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.11	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc and David Mullin †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.12a	Fantex, Inc. 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.12b	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.12c	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772)	October 17, 2013
10.13	Brand Agreement effective as of May 14, 2014, by and between Mohamed Sanu and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-196437)	May 30, 2014
10.14	NFL Player Contract dated as of March 1, 2012, by and between Mohamed Sanu and Cincinnati Bengals, Inc.	Registration Statement on Form S-1, as amended (File 333-196437)	May 30, 2014
10.16	Brand Agreement effective as of September 18, 2014, by and between Alshon Jeffery, Ben and Jeffery, Inc. and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-198986)	September 26, 2014
10.17	NFL Player Contract dated as of May 7, 2012, by and between Alshon Jeffery and Chicago Bears Football Club, Inc.	Registration Statement on Form S-1, as amended (File 333-198986)	September 26, 2014
10.18	Brand Agreement effective January 9, 2015, by and between Michael Brockers, Brockers Marketing LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-198986)	January 16, 2015
10.19	NFL Player Contract dated June 7, 2012, by and between Michael Brockers and the St. Louis Rams LLC	Registration Statement on Form S-1, as amended (File 333-198986)	January 16, 2015
10.20	Change in Control Severance Agreement, dated August 19, 2014, by and between Fantex Holdings, Inc. and William Garvey †	Registration Statement on Form S-1, as amended (File 333-198986)	January 16, 2015
10.21	Letter Agreement, dated June 19, 2013 by and between Fantex Holdings, Inc., Fantex Inc. and William Garvey †	Registration Statement on Form S-1, as amended (File 333-198986)	January 16, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management compensatory plan, contract, or arrangement

* The certifications attached as Exhibits 32.1 that accompany this Annual Report on Form 10-K is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Fantex, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fantex, Inc.

March 27, 2015	By:	/s/ Cornell “Buck” French

Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Cornell “Buck” French and David Mullin, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title

/s/ Cornell “Buck” French	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2015
Cornell “Buck” French

/s/ David Mullin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2015
David Mullin

/s/ David Beirne	Director	March 27, 2015
David Beirne

/s/ John Costello	Director	March 27, 2015
John Costello

/s/ C. William Hosler	Director	March 27, 2015
C. William Hosler

/s/ Ronald Machtley	Director	March 27, 2015
Ronald Machtley

/s/ Shahan Soghikian	Director	March 27, 2015
Shahan Soghikian

/s/ Terdema Ussery	Director	March 27, 2015
Terdema Ussery