Form 10-Q
period 2015-03-31
Fantex, Inc.
filed 2015-05-13
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 13, 2015
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800

TABLE OF CONTENTS

	PART I — FINANCIAL INFORMATION

ITEM 1A.	Financial Statements
	Condensed Balance Sheets as of March 31, 2015 and December 31, 2014 (Unaudited)	4
	Condensed Statements of Operations for the three months ended March 31, 2015 and 2014 (Unaudited)	5
	Condensed Statements of Stockholders’ Equity for the period from January 1, 2014 to March 31, 2015 (Unaudited)	6
	Condensed Statements of Cash Flows for the three months ended March 31, 2015 and 2014 (Unaudited)	7
	Notes to condensed Financial Statements (Unaudited)	8
ITEM 1B.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 for the three months ended March 31, 2015 and 2014 (Unaudited)	18
	Notes to Statements of Cash Receipts from Included Contracts for Arian Foster (Unaudited)	20
ITEM 1C.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013 for the three months ended March 31, 2015 and 2014 (Unaudited)	22
	Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	24
ITEM 1D.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 for the three months ended March 31, 2015 and 2014 (Unaudited)	26
	Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	28
ITEM 1E.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014 for the three months ended March 31, 2015 and 2014 (Unaudited)	30
	Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	32
ITEM 1F.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014 for the three months ended March 31, 2015 and 2014 (Unaudited)	34
	Notes to Statements of Cash Receipts from Included Contracts for Alshon Jeffery (Unaudited)	36
ITEM 1G.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015 for the three months ended March 31, 2015 and 2014 (Unaudited)	38
	Notes to Statements of Cash Receipts from Included Contracts for Michael Brockers (Unaudited)	40
ITEM 1H.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015 for the three months ended March 31, 2015 and 2014 (Unaudited)	42
	Notes to Statements of Cash Receipts from Included Contracts for Jack Mewhort (Unaudited)	44
ITEM 1I.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015 for the three months ended March 31, 2015 and 2014 (Unaudited)	46
	Notes to Statements of Cash Receipts from Included Contracts for Kendall Wright (Unaudited)	48
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	50
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	72
ITEM 4.	Controls and Procedures	73

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	74
ITEM 1A.	Risk Factors	74

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$1,037,409	$929,440
Receivable from Contract Parties	93,526	60,487
Prepaid Assets	—	44,278
Investment in Brand Contracts, at Fair Value	16,460,902	7,221,182
Other Investments, at Cost	110,800	—
Total Assets	$17,702,637	$8,255,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Parent	102,203	76,172
Total Liabilities	$102,203	$76,172
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	—
Additional Paid in Capital	28,577,751	19,470,244
Accumulated Deficit	(10,987,511)	(11,301,139)
Total stockholders' equity	17,600,434	8,179,215
Total liabilities and stockholders' equity	$17,702,637	$8,255,387

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Income from Brand Contracts	$1,537,275	$—
OPERATING EXPENSES:
Personnel Costs	$357,612	$309,189
Professional Services	660,543	685,958
General and administrative, exclusive of personnel costs	205,492	125,913
Total Operating Expenses	1,223,647	1,121,060
Net Income / (Loss) Before Income Taxes	313,628	(1,121,060)
Income Taxes	—	—
Net Income / (Loss)	$313,628	$(1,121,060)
Net Income / (Loss) attributable to:
Platform Common stock	$(1,125,422)	$(1,121,060)
Fantex Series Vernon Davis Convertible Tracking Stock	121,475	—
Fantex Series EJ Manuel Convertible Tracking Stock	68,717	—
Fantex Series Mohamed Sanu Convertible Tracking Stock	87,092	—
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,161,766	—
	$313,628	$(1,121,060)

Income / (Loss) Per Share attributable to:
Platform Common stock:
Basic (weighted average shares — 100,000,000)	$(0.01)	$(0.01)
Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic (weighted average shares — 421,100)	$0.29	$—
Diluted (weighted average shares — 421,100)	$0.29	$—
Fantex Series EJ Manuel Convertible Tracking Stock
Basic (weighted average shares — 523,700)	$0.13	$—
Diluted (weighted average shares — 523,700)	$0.13	$—
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic (weighted average shares — 164,300)	$0.53	$—
Diluted (weighted average shares — 164,300)	$0.53	$—
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic (weighted average shares — 835,800)	$1.39	$—
Diluted (weighted average shares — 835,800)	$1.39	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform		Tracking		Additional		Total
	Common Stock		Stock		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	975,563	—	975,563
Net Loss	—	—	—	—	—	(1,121,060)	(1,121,060)
Balance at March 31, 2014	100,000,000	$10,000	—	$—	$6,363,755	$(5,746,378)	$627,377
Contribution from Parent	—	—	—	—	2,570,149	—	2,570,149
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock			421,100	42	4,000,408		4,000,450
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock			523,700	52	4,975,098		4,975,150
Proceeds from offering of Fantex Series Mohamed Sanu Convertible Tracking Stock			164,300	16	1,560,834		1,560,850
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock						(421,100)	(421,100)
Net Loss	—	—	—	—	—	(5,133,661)	(5,133,661)
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contribution from Parent	—	—	—	—	1,167,491	—	1,167,491
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Net Income	—	—	—	—	—	313,628	313,628
Balance at March 31, 2015	100,000,000	$10,000	1,944,900	$194	$28,577,751	$(10,987,511)	$17,600,434

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net Income / (Loss)	$313,628	$(1,121,060)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Income from Brand Contracts	(1,537,275)	—
Expenses Contributed From Parent	1,167,491	975,563
Changes in:
Prepaid Expenses	44,278	143,203
Due to Parent	26,031	—
Purchase of Brand Contract	(7,940,000)	—
Cash Receipts from Brand Contracts	204,516	—
Net cash used in operating activities	$(7,721,331)	$(2,294)
Investing Activities
Purchase of Other Investments	$(110,800)	—
Net cash used in investing activities	$(110,800)	—
Financing Activities
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	7,940,100	—
Net cash provided from financing activities	$7,940,100	$—
Net cash increase for period	107,969	(2,294)
Cash and Cash Equivalents at Beginning of Period	$929,440	$466,833
Cash and Cash Equivalents at End of Period	$1,037,409	$464,539
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$1,167,491	$975,563

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

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and focuses on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands (which we refer to as “brand income”);
•	acquiring minority interests in such brand income (“acquired brand income” or “ABI”); and
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

All expenses except for the management fee incurred for the three months March 31,  2015 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

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

•

The Company will need to obtain additional funding to acquire additional brands and the Company may also need additional funding to continue operations. There is no certainty the Company will be able to raise such additional funding.

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

2. TRACKING STOCKS

To date, we have entered into a number of brand contracts, and we have created or intend to create a tracking unit related to each of these brand contracts and a tracking stock related to such tracking unit, with each of:

Contract Party	Effective Date of Brand Contract	Tracking Unit Related to the Brand Contract	Tracking Stock Related to the Tracking Unit
Kendall Wright	March 26, 2015	Kendall Wright Brand	Fantex Series Kendall Wright
Jack Mewhort	March 26, 2015	Jack Mewhort Brand	Fantex Series Jack Mewhort
Michael Brockers	January 9, 2015	Michael Brockers Brand	Fantex Series Michael Brockers
Alshon Jeffery*	September 18, 2014	Alshon Jeffery Brand	Fantex Series Alshon Jeffery
Mohamed Sanu*	May 14, 2014	Mohamed Sanu Brand	Fantex Series Mohamed Sanu
EJ Manuel*	February 14, 2014	EJ Manuel Brand	Fantex Series EJ Manuel
Vernon Davis*	October 30, 2013	Vernon Davis Brand	Fantex Series Vernon Davis
Arian Foster	February 28, 2013	Arian Foster Brand	Fantex Series Arian Foster

* The initial public offerings for Fantex Series Vernon Davis, Fantex Series EJ Manuel, Fantex Series Mohamed Sanu and Fantex Series Alshon Jeffery were completed on April 28, 2014, July 21, 2014, November 3, 2014 and March 19, 2015, respectively.

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

3. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s cash flows are sufficient to finance operations. The Company operates under a management agreement with the Parent, pursuant to which the Parent has agreed to provide Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent, which is not anticipated to occur until the Company begins to generate significant cash flows from multiple brand contracts.

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

For the three months ended March 31, 2015 and 2014 the Company incurred $10,225 and $0, respectively, in management fees payable to the Parent pursuant to the management agreement. The management fee is payable to the Parent at March 31, 2015. The management fee is included in the total expenses of $1.2 million for the three months ended March 31, 2015 and represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except our management fee expense incurred for the three months ended March 31,  2015) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended March 31,  2015 and 2014, the Parent allocated to the Company $1,167,491 and $975,563, respectively, of expenses directly related to the operations of Fantex.  The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three months ended March 31,  2015 and 2014.

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

The Company was allocated from the Parent $6,203 and $6,579 of stock compensation for the three months ended March 31,  2015 and 2014, respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02	years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of March 31,  2015 there are 57,632 shares and $ 55,730 of compensation expense, respectively, remaining to be expensed over the remaining 2.31-year vesting period.

The below table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

						Parent's Purchase (2)		Directors' Purchase (2)
IPO Date	Tracking Stock	Shares	IPO Price	Gross Proceeds	Underwriting Discount (1)	Shares	Amount	Shares		Amount
April 28, 2014	Fantex Series Vernon Davis	421,100	$10.00	$4,211,000	$210,550	102,454	$1,024,540	—		$—
July 21, 2014	Fantex Series EJ Manuel	523,700	$10.00	$5,237,000	$261,850	250,000	$2,500,000	27,934		$279,340
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$10.00	$1,643,000	$82,150	78,000	$780,000	10,365		$103,650
March 19, 2015	Fantex Series Alshon Jeffery	835,800	$10.00	$8,358,000	$417,900	400,000	$4,000,000	204,074	(3)	$2,040,740

(1)	Paid as compensation to Fantex Brokerage Services, LLC, an affiliated broker-dealer.
(2)

As of March 31, 2015, the parent and the parent’s directors hold the above positions in the tracking stocks. The parent is precluded from selling its positions in the tracking stocks unless done through a registered public offering.

(3)	Includes 34,414 shares owned by Lily Beirne, the spouse of David Beirne, the Chairman of our Board of Directors.

4. INVESTMENT IN BRAND CONTRACT, AT FAIR VALUE

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

As of March 31,  2015 the Company had four brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at March 31,  2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of March 31,  2015, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts as of March 31,  2015 the Company’s valuation professionals used proprietary valuation models. Using statistical analysis the Company’s valuation professionals determined a number of factors that were the most statistically relevant to arrive at a deviation from the average career length versus an average player that plays the Contract Party’s position in the National Football League (the “NFL”).

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $16,460,902 as of March 31,  2015.

Below presents additional data about Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the three months ended March 31,  2015 were as follows:

Asset	Beginning Balance 1/1/2015	Purchases	Payments on Brand Contracts	Realized Gain / (Loss)	Unrealized Gains	Reclassified to Receivables	Ending Balance 3/31/2015
Vernon Davis Brand Contract	$2,626,332	—	(16,609)	58,987	74,024	(57,029)	$2,685,705
EJ Manuel Brand Contract	2,582,389	—	(2,628)	(2,202)	75,871	—	2,653,430
Mohamed Sanu Brand Contract	2,012,461	—	(2,365)	23,146	71,071	(21,992)	2,082,321
Alshon Jeffery Brand Contract	—	7,940,000	(122,427)	2,905	1,233,473	(14,505)	9,039,446
Total Brand Contracts	$7,221,182	7,940,000	(144,029)	82,836	1,454,439	(93,526)	$16,460,902

Realized losses result from cash that was previously expected to be received that is no longer expected to be received.  Realized gains result from the collection of cash in the current period. The unrealized gain is primarily a result of the passage of time bringing future cash flows closer to the present, which increases the present value of those cash flows.

On March 19, 2015, the Company paid $7,940,000 (less $397,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Alshon Jeffery Brand Contract. Alshon Jeffery paid to the Company $122,427 due under the terms of the Alshon Jeffery Brand Contract for the period September 18, 2014 through March 31, 2015.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contractual fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	14.5%
Career Length	Increase	Career Length	Decrease	3 - 17 years	9.8	years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.6 million - $59.8 million	$ 19.3	million

5. INCOME TAXES

For the three months ended March 31, 2015 and 2014,  no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	March 31, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry-forward	$4,021,000	$4,465,000
Valuation allowance	$(4,021,000)	$(4,465,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $4,021,000 and $4,465,000 against the deferred tax asset as of March 31, 2015 and December 31, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of March 31, 2015 we have federal and state income tax net operating loss carry-forwards of $3,229,000 and $792,000, respectively, which will expire at various dates from 2032 through 2035. Such net operating loss carry-forwards will expire as follows:

2032	$460,000
2033	$1,267,000
2034	$1,767,000
2035	$527,000
Total	$4,021,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of March 31, 2015 or 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At March 31, 2015 and 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

6.  EARNINGS PER SHARE

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

As of March 31, 2015, the Company's capital structure consists of five series of common stocks: the platform common stock, the Fantex Series Vernon Davis Convertible Tracking Stock (“Fantex Series Vernon Davis”),  the Fantex Series EJ Manuel Convertible Tracking Stock (“Fantex Series EJ Manuel”), the Fantex Series Mohamed Sanu Convertible Tracking Stock (“Fantex Series Mohamed Sanu”) and the Fantex Series Alshon Jeffery Convertible Tracking Stock (“Fantex Series Alshon Jeffery).  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. For additional information about tracking stocks, see Note 2.

The following table shows the calculation of net income / (loss) for the platform common stock and the four tracking stocks:

	For the three months ended March 31, 2015
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Fantex Series Mohamed Sanu Convertible Tracking Stock	Fantex Series Alshon Jeffery Convertible Tracking Stock	Total
Attributed Income from Brand Contracts (1)	$76,863	$126,361	$69,986	$89,506	$1,174,559	$1,537,275
Attributed Expenses:
Direct Expenses	1,211,999	2,665	692	1,313	6,978	1,223,647
Management Fees (2) (Note 3)	(9,714)	2,221	577	1,101	5,815	—
Total Attributed Expenses	1,202,285	4,886	1,269	2,414	12,793	1,223,647
Attributed Net Income/(Loss) Before Taxes	(1,125,422)	121,475	68,717	87,092	1,161,766	313,628
Attributed Income Taxes	—	—	—	—	—	—
Attributed Net Income/(Loss)	$(1,125,422)	$121,475	$68,717	$87,092	$1,161,766	$313,628

(1) In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the platform common stock with the remaining 95% attributed to the associated tracking stock.

(2) Pursuant to the management agreement with our Parent, the management fee is calculated as 5% of the cash receipts for the period from our brand contracts.

During the three months ended March 31, 2015, we collected cash and attributed the management fee per the table below:

		Management Fee (5%)
Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$46,755	$2,221	$117	$2,338
EJ Manuel Brand Contract	12,145	577	30	607
Mohamed Sanu Brand Contract	23,189	1,101	58	1,159
Alshon Jeffery Brand Contract	122,427	5,815	306	6,121
Total	$204,516	$9,714	$511	$10,225

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

On March 19, 2015, the Company completed the initial public offering of 835,800 shares of Fantex Series Alshon Jeffery, raising gross proceeds of $8,358,000.

The holders of the Company’s platform common stock and each series of the Company’s common stock are entitled to one vote per share. Each series of common stock will vote together as a single class with all other series of common stock, unless otherwise required by law. Delaware law would require holders of a series of stock to vote separately as a single class if the Company were to seek to amend its certificate of incorporation so as to alter or change the powers, preferences or special rights of one or more series of a class of stock in a manner that adversely affects the holders of such series of stock, but does not so affect the entire class. In such a case, the holders of the affected series would be required to vote separately to approve the proposed amendment.

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

8. COMMITMENTS AND CONTINGENCIES

On February 28, 2013 Fantex entered into a brand contract with Arian Foster (the “Arian Foster Brand Contract”), a professional football player in the NFL, and The Ugly Duck, LLC, a professional services company affiliated with Arian Foster (together, “Arian Foster”). This brand contract entitles Fantex to receive 20% of Arian Foster’s brand income received from and after February 28, 2013. As consideration for the ABI under the brand contract, Fantex agreed to pay Arian Foster a one-time cash amount of $10.0 million contingent upon our ability to obtain financing for the purchase price. We will have no further financial obligations to Arian Foster under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Arian Foster. According to the terms of the Arian Foster Brand Contract, Arian Foster is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Arian Foster. Our ABI under the brand contract is contingent upon our payment of the purchase price.

On January 9, 2015, we entered into a brand contract with Michael Brockers (the “Michael Brockers Brand Contract”), a professional football player in the NFL, and his affiliate, Brockers Marketing LLC, a professional services company affiliated with Michael Brockers (together, “Michael Brockers”). This brand contract entitles Fantex to receive 10% of Michael Brockers’s brand income after October 15, 2014. As consideration for the ABI under the brand contract, Fantex will pay Michael Brockers a one-time cash amount of $3.44 million contingent upon our ability to obtain financing for the purchase price. Our ABI under the brand contract is contingent upon our payment of the purchase price.

On March 19, 2015, we issued 835,800 shares of Fantex Series Alshon Jeffery for net proceeds of $7,940,100, after deducting underwriting discounts payable by us, and paid $7,940,000 of such proceeds to Alshon Jeffery to cover the purchase price under our brand contract with him. We have no further financial obligation to Alshon Jeffery other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material

On March 26, 2015, we entered into a brand contract with Kendall Wright (the “Kendall Wright Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Kendall Wright’s brand income after December 1, 2014. As consideration for the ABI under the brand contract, Fantex will pay Kendall Wright a one-time cash amount of $3.125 million contingent upon our ability to obtain financing for the purchase price. We will have no further financial obligations to Kendall Wright under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Kendall Wright. According to the terms of the Kendall Wright Brand Contract, Kendall Wright is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Kendall Wright. Our ABI under the brand contract is contingent upon our payment of the purchase price.

On March 26, 2015, we entered into a brand contract with Jack Mewhort (the “Jack Mewhort Brand Contract”). This brand contract entitles us to receive 10% of Jack Mewhort’s brand income after February 15, 2015. As consideration for the ABI under the brand contract, we will pay Jack Mewhort a one-time cash amount of $2.52 million contingent upon our ability to obtain financing for the purchase price. We will have no further financial obligations to Jack Mewhort under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Jack Mewhort. According to the terms of the Jack Mewhort Brand Contract, Jack Mewhort is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Jack Mewhort. Our ABI under the brand contract is contingent upon our payment of the purchase price.

9. SUBSEQUENT EVENTS

On April 20, 2015 our Board of Directors declared a cash dividend of $0.50 per share to be paid to the holders of record of Fantex Series Vernon Davis as of the close of business on April 24, 2015, for an aggregate payment of $205,550. The dividend was paid on April 28, 2015.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Arian Foster Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Arian Foster”), are investing in Fantex and not in the Brand Contract or Arian Foster. However, Fantex Series Arian Foster is intended to track and reflect the separate economic performance of the assets to be attributed to the Arian Foster Brand. Only Fantex will have rights under the Brand Contract and recourse against Arian Foster.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$665	$618
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	—	—
Contractual NFL player performance incentives receipts	71	—
Total receipts from NFL player contract	736	618
Receipts from other included contracts	87	43
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$823	$661

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex. No other consideration was received under the included contracts for the three months ended March 31, 2015 and 2014. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

Note 3. Subsequent events

Fantex has evaluated activity after Match 31, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 13, 2015. Fantex is not aware of any events that have occurred subsequent to March 31, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing,  LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Vernon Davis Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Vernon Davis”), are investing in Fantex and not in the Brand Contract or Vernon Davis. However, Fantex Series Vernon Davis is intended to track and reflect the separate economic performance of the assets to be attributed to the Vernon Davis Brand. Only Fantex will have rights under the Brand Contract and recourse against Vernon Davis.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	—	86
Contractual NFL player performance incentives receipts	17	—
Total receipts from NFL player contract	17	86
Receipts from other included contracts	768	96
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$785	$182

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

ITEM 1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series EJ Manuel Convertible Tracking Stock, par value of $0.0001 (“Fantex Series EJ Manuel”), are investing in Fantex and not in the Brand Contract or EJ Manuel. However, Fantex Series EJ Manuel is intended to track and reflect the separate economic performance of the assets to be attributed to the EJ Manuel Brand. Only Fantex will have rights under the Brand Contract and recourse against EJ Manuel.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	—
Contractual NFL post regular season receipts	—	—
Contractual NFL player performance incentives receipts	18	—
Total receipts from NFL player contract	18	—
Receipts from other included contracts	8	198
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$26	$198

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

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

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Mohamed Sanu Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Mohamed Sanu”), are investing in Fantex and not in the Brand Contract or Mohamed Sanu. However, Fantex Series Mohamed Sanu is intended to track and reflect the separate economic performance of the assets to be attributed to the Mohamed Sanu Brand. Only Fantex will have rights under the Brand Contract and recourse against Mohamed Sanu.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—
Contractual NFL player signing bonus receipts	—	—
Contractual NFL player performance incentive receipts	210	—
Contractual NFL post regular season receipts	22	23
Total receipts from NFL player contract	232	23
Receipts from other included contracts	—	7
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$232	$30

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The Statement of Cash Receipts form Included Contracts includes cash receipts related to the performance bonus of the Contract Party prior to the signing of the Brand Contract. In 2014, a payment of approximately $159,000 for 2013 performance as defined under Article 28 of the Collective Bargaining agreement between the NFL and the NFL Players’ Association was deferred until 2016 and not reflected in the Statement of Cash Receipts from Included Contracts. The agreement with Fantex specifically excluded the 2013 performance bonus payment from ABI when ultimately collected in 2016. Any future performance bonuses will be subject to the brand contract.

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

ITEM 1F: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 13% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

Investors in our Fantex Series Alshon Jeffery Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Alshon Jeffery”) are investing in Fantex and not in the Brand Contract or Alshon Jeffery. However, Fantex Series Alshon Jeffery is intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand. Only Fantex will have rights under the Brand Contract and recourse against Alshon Jeffery.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$35
Contractual NFL player signing bonus receipts	—	—
Contractual NFL player performance incentive receipts	100	—
Contractual NFL post regular season receipts	—	53
Total receipts from NFL player contract	100	88
Receipts from other included contracts	80	14
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$180	$102

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 13% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

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

ITEM 1G: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Michael Brockers and his affiliate Brockers Marketing, LLC (together, the "Contract Party") dated January 9, 2015 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for three months ended March 31, 2015 and 2014.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

        Investors in our Fantex Series Michael Brockers are investing in Fantex and not in the Brand Contract or Michael Brockers. However, Fantex Series Michael Brockers is intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand. Only Fantex will have rights under the Brand Contract and recourse against Michael Brockers.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—
Contractual NFL player performance incentive receipts	34	—
Total receipts from NFL player contract	34	—
Receipts from other included contracts	2	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$36	$—

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Michael Brockers and his affiliate Brockers Marketing, LLC (together the “Contract Party”) dated January 9, 2015 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

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

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 13, 2015. Fantex is not aware of any events that have occurred subsequent to March 31, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1H: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

        Investors in our Fantex Series Jack Mewhort are investing in Fantex and not in the Brand Contract or Jack Mewhort. However, Fantex Series Jack Mewhort is intended to track and reflect the separate economic performance of the assets to be attributed to the Jack Mewhort Brand. Only Fantex will have rights under the Brand Contract and recourse against Jack Mewhort.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—
Contractual NFL player signing bonus receipts	413	—
Contractual NFL player performance incentive receipts	191	—
Contractual NFL post regular season receipts	92	—
Total receipts from NFL player contract	696	—
Receipts from other included contracts	—	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$696	$—

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Jack Mewhort Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

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

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on March 26, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 13, 2015. Fantex is not aware of any events that have occurred subsequent to March 31, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1I: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three months ended March 31, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract. The amounts reflected in the Statements of Cash Receipts from Included Contracts are not necessarily indicative of future cash receipts that will be subject to the Brand Contract.

        Investors in our Fantex Series Kendall Wright are investing in Fantex and not in the Brand Contract or Kendall Wright. However, Fantex Series Kendall Wright is intended to track and reflect the separate economic performance of the assets to be attributed to the Kendall Wright Brand. Only Fantex will have rights under the Brand Contract and recourse against Kendall Wright.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$380	$320
Contractual NFL player performance incentive receipts	673	—
Contractual NFL player signing bonus receipts	—	—
Total receipts from NFL player contract	1,033	320
Receipts from other included contracts	33	15
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$1,086	$335

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three months ended March 31, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three months ended March 31, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other considerations received from included contracts from the effective date of the Brand Contract and cash or other considerations received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other considerations received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

These Statements of Cash Receipts from Included Contracts reflect the historical cash receipts of the Contract Party that would have been subject to the Brand Contract with Fantex had the Brand Contract been in place beginning January 1, 2014. The Statements of Cash Receipts from Included Contracts reflect the gross amount received by the Contract Party subject to the Brand Contract. Had the Brand Contract been in place beginning January 1, 2014, and subject to the following consideration regarding expired contracts, Fantex would have been entitled to receive 10% of the gross amount received by the Contract Party. The Statements of Cash Receipts from Included Contracts do not reflect earnings of the Contract Party under contracts that had expired and not been renewed as of the signing date of the Brand Contract, as it is not possible to determine if the Contract Party would have excluded these contracts from the Brand Contract.

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Kendall Wright Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

.These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on March 26, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after March 31, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on May 13, 2015. Fantex is not aware of any events that have occurred subsequent to March 31, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K. In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in the  “Item 1A – Risk Factors.” However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes and entertainers and assisting such individuals in enhancing the reach and value of the brands we acquire. The business operates in a single segment and our focus is on three core areas:

•	evaluating, targeting and accessing individuals and brands with the potential to generate significant income associated with these brands (which we refer to as “brand income”);
•	acquiring minority interests in such brand income (“acquired brand income” or “ABI”); and
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

To date, we have entered into brand contracts with each of the following parties:

Contract Party	Primary Career	Effective Date of Brand Contract	Brand Income % Payable to Us	Purchase Price for the Brand Contract
Kendall Wright	Wide Receiver for the Tennessee Titans	March 26,2015	10%	$3.13	million
Jack Mewhort	Offensive Tackle for the Indianapolis Colts	March 26,2015	10%	$2.52	million
Michael Brockers and his affiliated professional services company, Brockers Marketing, LLC	Defensive Tackle for the St. Louis Rams	January 9, 2015	10%	$3.44	million
Alshon Jeffery and his affiliated professional services company, Ben and Jeffery, Inc.*	Wide Receiver for the Chicago Bears	September 18, 2014	13%	$7.94	million
Mohamed Sanu*	Wide Receiver for the Cincinnati Bengals	May 14, 2014	10%	$1.56	million
EJ Manuel and his affiliated professional services company, Kire Enterprises LLC*	Quarterback for the Buffalo Bills	February 14, 2014	10%	$4.98	million
Vernon Davis and his affiliated professional services company, The Duke Marketing LLC*	Tight end for the San Francisco Forty Niners	October 30, 2013	10%	$4.00	million
Arian Foster and his affiliated professional services company, The Ugly Duck, LLC	Running back for the Houston Texans	February 28, 2013	20%	$10.00	million

* The initial public offerings for Fantex Series Vernon Davis, Fantex Series EJ Manuel, Fantex Series Mohamed Sanu and Fantex Series Alshon Jeffery were completed on April 28, 2014, July 21, 2014, November 3, 2014 and March 19, 2015, respectively.

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

Tracking Stock Initial Public Offerings Completed During the Three Months Ended March 31, 2015

On March 19, 2015 we raised approximately $8.36 million in an initial public offering of 835,800 shares of Fantex Series Alshon Jeffery at $10.00 per share. On March 19, 2015, we paid Alshon Jeffery $7.94 million.

Brand Agreements Signed During the Quarter Ended March 31, 2015

On January 9, 2015, we entered into a brand contract with Michael Brockers. The brand contract entitles us to 10% of Michael Brockers’s brand income from and after October 15, 2014. As consideration for the ABI, we will pay Michael Brockers a one-time cash amount of $3.44 million contingent upon our ability to obtain financing for the purchase price.

On March 26, 2015, we entered into a brand contract with Jack Mewhort. The brand contract entitles us to 10% of Jack Mewhort’s brand income from and after February 15, 2015. As consideration for the ABI, we will pay Jack Mewhort a one-time cash amount of $2.52 million contingent upon our ability to obtain financing for the purchase price.

On March 26, 2015, we entered into a brand contract with Kendall Wright. The brand contract entitles us to 10% of Kendall Wright’s brand income after December 1, 2014. As consideration for the ABI, we will pay Kendall Wright a one-time cash amount of $3.125 million contingent upon our ability to obtain financing for the purchase price.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of the date of this Quarterly Report on Form 10-Q,  we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, whom we refer to as Contract Parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

Results of Operations

Three months ended March 31, 2014 and 2015.

Income from Brand Contracts

We have little operational history and first began to generate income in the quarter ended June 30, 2014. The income generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We generated no income for the three month period ended March 31, 2014. We account for our brand contracts at estimated fair market value, as more fully described in the Notes to our Financial Statements in this Form 10-Q. During the three months ended March 31, 2015 the change in fair value of our brand contract portfolio resulted in a gain of $1,537,275.  This reflects an increase in the present value of the contracts as the cash flows are brought closer to the present and net gains resulting from the receipt of cash from those contracts. The change in the fair value of our brand contracts for the three months ended March 31, 2015 is summarized below:

	Fair Value December 31, 2014	Purchases	Payment on Brand Contracts	Increase in Present Value	Other Gains/ (Losses)	Reclassified to Receivables	Fair Value March 31, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(16,609)	$74,024	$58,987	$(57,029)	$2,685,705
EJ Manuel Brand Contract	2,582,389	—	(2,628)	75,871	(2,202)	—	2,653,430
Mohamed Sanu Brand Contract	2,012,461	—	(2,365)	71,071	23,146	(21,992)	2,082,321
Alshon Jeffery Brand Contract	—	7,940,000	(122,427)	1,233,473	2,905	(14,505)	9,039,446
	$7,221,182	$7,940,000	$(144,029)	$1,454,439	$82,836	$(93,526)	$16,460,902

The increase in present value for the Alshon Jeffery Brand Contract is for the period from the contract inception date of September 18, 2014 through March 31, 2015.

We made no material changes to our assumptions in determining brand income for the three months ended March 31, 2015. For additional discussion the fair value, please see the section titled “Critical Accounting Policies —Player Contract Values” elsewhere in this Form 10-Q.

Operating Expenses

The operating expenses for the three months ended March 31, 2014 and 2015 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

We currently have no employees, but are being supported by personnel employed by our Parent. Personnel costs for the three months ended March 31, 2014 and 2015 were $309,189 and $357,162, respectively. The increase was driven by an additional 2.5 FTE employees being allocated to us in 2015. The additional FTE employees are involved in activities related to brand contract acquisitions and valuations.

Professional services, primarily made up of legal, accounting and marketing services were $685,958 and $660,543 for the three months ended March 31, 2014 and 2015, respectively. The net decrease of approximately $25,000 was due to a decrease in our marketing expenses of approximately $430,000 offset by increases of approximately $405,000 in audit and other compliance costs associated with being a public company. We believe that our overall professional services related spending will continue to increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

In the three months ended March 31, 2014 and 2015, our Parent has incurred and allocated to us $125,913 and $205,492, respectively, of general and administrative expenses (exclusive of personnel costs) which represents an increase of approximately $80,000. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs. The increases in general and administrative expenses were due to directors’ and officers’ insurance costs in 2015 that were not present in 2014 of approximately $23,000, increased travel activities in connection with the initial public offering of our Fantex Series Alshon Jeffery and increased business development efforts of approximately $57,000. We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the three months ended March 31, 2015, the Company incurred fees from our Parent of $10,225 representing 5% of the cash receipts from brand contracts. Future increases will be dependent upon the cash received from our brand contracts.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources. During the three months ended March 31, 2015, we completed our initial public offering of Fantex Series Alshon Jeffery and collected ABI from our other consummated brand contracts. In the initial public offering of Fantex Series Alshon Jeffery we raised $7.94 million net of underwriting discounts and expenses, and substantially all of the net proceeds (less $0.4 million to be held in escrow for six months) were paid to Alshon Jeffery to consummate the Alshon

Jeffery Brand Contract. During the quarter ended March 31, 2015 we collected approximately $204,500 from our brand contracts representing our interest in brand income generated by the contracts.

During the three months ended March 31, 2015, the Company exercised its co-investment right under the terms of the brand contract with Vernon Davis in connection with Vernon Davis’s purchase of three Jamba Juice franchises. Mr. Davis was offered this opportunity in connection with an expanded endorsement relationship. The Company paid $110,800 for a 10% ownership interest in the franchises and per our attribution policy, will attribute 95% of the cash flows from this investment to Fantex Series Vernon Davis.

On April 20, 2015 our Board of Directors declared a cash dividend of $0.50 per share to be paid to the holders of record of Fantex Series Vernon Davis as of the close of business on April 24, 2015, for an aggregate payment of $205,550. The dividend was paid on April 28, 2015. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

Our Parent contributed capital in the amounts $1.0 million and $1.2 million, respectively, in the three months ended March 31, 2014 and 2015. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our Parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we aggressively build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We incurred a $10,225 management fee for the three months ended March 31, 2015,  which represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts. The expense allocation from our Parent was reduced by the amount of the management fee for the three months ended March 31, 2015.

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

We believe the net proceeds from our offerings together with existing cash and cash equivalents and our Parent’s capital contributions will be sufficient to fund our projected capital needs and operating expenses for the next 12 months. However, if our operating and other expenses are higher than we expect or our cash receipts from brand contracts are lower than we expect then we may require higher than expected contributions from our Parent. In addition, if there is insufficient investor demand for any of our future offerings our parent may have to expend additional funds to act as a standby purchaser for such offering or else we may not be able to consummate such offering. In any such event, our Parent may need to raise additional capital sooner than expected.

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

Valuation Process

The valuation process involved in Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis, provided that we do not intend to update the on-field statistical performance data used in our valuation models, including those that we used to estimate career longevity and potential future playing contracts, more frequently than on an annual basis based on a full season of on-field statistical performance data, or at such time as there is a material event that we believe would have a long-term material impact on these estimates and the potential brand income resulting from these estimates. The valuation process is designed to subject the valuation of Level 3 investments, including our brand contracts, to an appropriate level of consistency, oversight and review.

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

Brand Contract Values

In estimating the value of the brand contracts with all of our contract parties, we review (i) the existing playing contracts of our contract parties , (ii) the playing contracts for other players, retired or active who we believe are of similar caliber to the contract party and who have entered into contracts in a similar era, and are or were at similar stages in their career at which the contract party is expected to enter into additional player contracts. The values of such comparable playing contracts are adjusted for inflation to better predict the contract values of future playing contracts for our contract parties. In addition we also review the existing endorsement contracts of our contract parties and make certain estimates with respect to future endorsement contracts that our contract parties may receive.

Below is a table showing the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of each brand contract through March 31, 2015.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain / (Loss)	Transfers / Reclasses	Balance March 31, 2015
Category A
NFL Contract	$818,035	$(949,255)	$32,422	$48,945	$466,781	$416,928
Endorsements	14,657	(54,910)	1,606	6,949	50,823	19,125
Category B
NFL Contract	926,130	(130,398)	154,496	76,942	(563,024)	464,146
Endorsements	67,183	(58,332)	29,906	(36,165)	20,713	23,305
Category C
NFL Contract	14,558,031	—	2,383,534	(2,538,423)	—	14,403,142
Endorsements	1,923,053	(965)	231,667	(1,129,652)	(129,306)	894,797
Post-Career	167,911	—	46,222	25,326	—	239,459
Total	$18,475,000	$(1,193,860)	$2,879,853	$(3,546,078)	$(154,013)	$16,460,902

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, please see Exhibit 99.1 “—  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Estimated Fair Value of Brand Contracts Consummated as of March 31, 2015

Alshon Jeffery Brand Contract, at Estimated Fair Value

On September 18, 2014, we entered into a brand contract with Alshon Jeffery and his affiliated company, Ben and Jeffery, Inc. At that time we estimated the fair value of the brand contract to be approximately $7.94 million. On March 19, 2015, we completed the initial public offering of our Fantex Series Alshon Jeffery. On March 19, 2015, as consideration for ABI under the Alshon Jeffery brand contract, we paid Alshon Jeffery approximately $7.94 million less ABI due to us under the brand contract for the period between September 18, 2014 and March 19, 2015.

The table below shows our initial estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Alshon Jeffery as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$773,438	$740,132	0.73%	1.21%	4.50%
Current NFL Contract (2014)	$753,438	$720,993	0.71%	1.18%	4.50%
Endorsements	$20,000	$19,139	0.02%	0.03%	4.50%
Category B	$195,440	$143,198	0.19%	0.24%	15.00%
NFL Contract (2015)(3)	$—	$—	—	—	—
Endorsements (2015 and beyond)	$195,440	$143,198	0.19%	0.24%	15.00%
Category C	$104,330,610	$60,199,928	99.08%	98.55%	11.96%
NFL Contract	$100,196,050	$58,327,405	95.15%	95.49%	11.81%
Endorsements	$3,884,560	$1,843,543	3.69%	3.02%	15.02%
Post‑Career	$250,000	$28,980	0.24%	0.05%	20.00%
Total	$105,299,488	$61,083,258	100.00%	100.00%	11.87%

(1)

All amounts presented are gross payments due to Alshon Jeffery prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C

(2)	All amounts included in Category A are from and after September 18, 2014.
(3)

As part of our estimate of Alshon Jeffery’s brand income we have assumed that Alshon Jeffery will renegotiate his NFL playing contract prior to the 2015 season and as such we did not include the any brand income in Category B that is payable to Alshon Jeffery for the 2015 season under his current NFL player contract.

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

Our brand contract with Alshon Jeffery was consummated on March 19, 2015 when we paid Alshon Jeffery $7,940,000. We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of September 18, 2014 until the consummation of the brand contract as we believed that our significant assumptions listed above continued to be reasonable.

Below is a table showing the change in fair value of the Alshon Jeffery brand contract by Category A, Category B, and Category C from the brand contract inception date of September 18, 2014 through March 31, 2015.

Alshon Jeffery Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	March 31, 2015
Category A
NFL Contract	$93,729	$(97,947)	$—	$17,274	$(13,056)	$—
Endorsements	2,488	(2,600)	—	112	—	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	18,616	(21,880)	4,690	—	21,879	23,305
Category C
NFL Contract	7,582,563	—	1,178,897	—	—	8,761,460
Endorsements	238,837	—	48,927	(14,481)	(23,328)	249,955
Post-Career	3,767	—	959	—	—	4,726
Total	$7,940,000	$(122,427)	$1,233,473	$2,905	$(14,505)	$9,039,446

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

The table below shows our initial estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Mohamed Sanu as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$590,000	$564,593	2.03%	3.62%	4.50%
Current NFL Contract (2014)	$590,000	$564,593	2.03%	3.62%	4.50%
Current Endorsements (None)	$—	$—	—%	—%	—%
Category B	$680,000	$561,983	2.34%	3.60%	10.00%
Current NFL Contract (2015)	$680,000	$561,983	2.34%	3.60%	10.00%
Current Endorsements (None)	$—	$—	—%	—%	—%
Category C	$27,776,524	$14,479,031	95.63%	92.78%	16.43%
NFL Contracts	$27,176,524	$14,238,846	93.56%	91.24%	16.40%
Endorsements	$350,000	$198,454	1.20%	1.27%	16.34%
Post‑Career	$250,000	$41,731	0.86%	0.27%	20.00%
Total	$29,046,524	$15,605,608	100.00%	100.00%	16.04%

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

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of May 14, 2014 until the consummation of the brand contract as we believed that our significant assumptions listed above continued to be reasonable.

The most significant assumptions in our determination of fair value for Mohamed Sanu’s brand contract as of March 31, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least 9 years; and
•	that during this time he would enter into additional NFL player contracts for at least $30.0 million in total.

Below is a table showing the change in fair value of the Mohamed Sanu brand contract by Category A, Category B, and Category C from the brand contract inception date of May 14, 2014 through March 31, 2015.

Mohamed Sanu Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	March 31, 2015
Category A
NFL Contract	$56,459	$(40,376)	$4,154	$23,199	$105,835	$149,271
Endorsements	—	—	—	—	—	—
Category B
NFL Contracts	56,198	—	12,739	78,721	(147,658)	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	1,423,885	—	291,343	194,523	—	1,909,751
Endorsements	19,845	(165)	4,432	(5,052)	(993)	18,067
Post-Career	3,613	—	1,058	561	—	5,232
Total	$1,560,000	$(40,541)	$313,726	$291,952	$(42,816)	$2,082,321

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

EJ Manuel Brand Contract, at Estimated Fair Value

On February 14, 2014, we entered into a brand contract with EJ Manuel and his affiliated company, Kire Enterprises, LLC. The table below shows our initial estimates as of February 14, 2014, based on the quantitative and qualitative factors described above of Category A, Category B and Category C brand income for EJ Manuel as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$3,723,264	$3,375,163	3.5%	6.8%	4.7%
Current NFL Contract (2014-2016)	$3,638,264	$3,301,250	3.5%	6.7%	4.5%
Current Endorsements (2014)	$85,000	$73,913	0.1%	0.1%	15.0%
Category B	$195,000	$134,455	0.2%	0.3%	15.0%
Current NFL Contract (None)	$—	$—	—%	—%	15.0%
Current Endorsements (2015 and beyond)	$195,000	$134,455	0.2%	0.3%	15.0%
Category C	$101,276,268	$46,101,726	96.3%	92.9%	15.0%
NFL Contracts	$80,306,268	$36,167,290	76.3%	72.9%	14.7%
Endorsements	$19,220,000	$9,715,512	18.3%	19.6%	15.8%
Post‑Career	$1,750,000	$218,924	1.7%	0.4%	20.0%
Total	$105,194,532	$49,611,344	100.0%	100.0%	14.6%

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

Our brand contract with EJ Manuel was consummated on July 25, 2014 when we paid EJ Manuel $4,975,000. We did not make any adjustments to the fair value of this brand contract from the contract inception date of February 14, 2014 until the consummation of the brand contract as we believed that our significant assumptions listed below continued to be reasonable.

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

The most significant assumptions in our determination of fair value for EJ Manuel’s brand contract as of March 31, 2015 are:

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

Below is a table showing the change in fair value of the EJ Manuel brand contract by Category A, Category B, and Category C from the brand contact inception date of February 14, 2014 through March 31, 2015.

EJ Manuel Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	March 31, 2015
Category A
NFL Contract	$330,125	$(73,200)	$18,525	$1,723	$(9,516)	$267,657
Endorsements	7,391	(14,918)	1,109	6,418	—	—
Category B
NFL Contracts	—	—	—	—	—	—
Endorsements	13,446	(898)	—	(12,548)	—	—
Category C
NFL Contract	3,616,729	—	545,300	(2,237,423)	—	1,924,606
Endorsements	985,417	(800)	128,576	(685,001)	—	428,192
Post-Career	21,892	—	11,083	—	—	32,975
Total	$4,975,000	$(89,816)	$704,593	$(2,926,831)	$(9,516)	$2,653,430

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Vernon Davis Brand Contract, at Estimated Fair Value

On October 30, 2013, we entered into a brand contract with Vernon Davis and his affiliated company, The Duke Marketing, LLC. The table below shows our initial estimates, based on the quantitative and qualitative factors described above of Category A, Category B and Category C brand income for Vernon Davis as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$3,462,900	$3,425,002	5.7%	8.7%	4.5%
Current NFL Contract (2013) (3)	$3,414,588	$3,377,219	5.6%	8.6%	4.5%
Current Endorsements (2013)	$48,312	$47,783	0.1%	0.1%	4.5%
Category B	$10,663,000	$9,050,526	17.4%	23.1%	10.0%
Current NFL Contract (2014 and beyond)	$10,250,000	$8,699,318	16.7%	22.2%	10.0%
Current Endorsements (2014 and beyond)	$413,000	$351,208	0.7%	0.9%	10.0%
Category C	$47,133,026	$26,782,368	76.9%	68.2%	12.9%
NFL Contracts	$33,344,338	$19,348,544	54.4%	49.3%	13.2%
Endorsements	$8,288,689	$6,047,439	13.5%	15.4%	9.7%
Post‑Career	$5,500,000	$1,386,385	9.0%	3.5%	15.0%
Total	$61,258,926	$39,257,896	100.0%	100.0%	11.4%

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

Our brand contact with Vernon Davis was consummated on May 2, 2014 when we paid Vernon Davis $4,000,000. We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of October 30, 2013 until the consummation of the brand contract as we believe that our significant assumptions listed below continue to be reasonable.

The most significant assumptions in our initial determination of fair value for Vernon Davis’s brand contract included:

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

The most significant assumptions in our determination of fair value for Vernon Davis’s brand contract as of March 31, 2015 are:

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

Below is a table showing the change in fair value of the Vernon Davis brand contract by Category A, Category B, and Category C from brand contract inception date of October 30, 2013 through March 31, 2015.

Vernon Davis Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	March 31, 2015
Category A
NFL Contract	$337,722	$(737,732)	$9,743	$6,749	$383,518	$—
Endorsements	4,778	(37,392)	497	419	50,823	19,125
Category B
NFL Contracts	869,932	(130,398)	141,757	(1,779)	(415,366)	464,146
Endorsements	35,121	(35,555)	25,217	(23,617)	(1,166)	—
Category C
NFL Contract	1,934,854	—	367,994	(495,523)	—	1,807,325
Endorsements	678,954	—	49,732	(425,118)	(104,985)	198,583
Post-Career	138,639	—	33,122	24,765	—	196,526
Total	$4,000,000	$(941,077)	$628,062	$(914,104)	$(87,176)	$2,685,705

For a more detailed discussion of the change in fair value for this brand contract, see Exhibit 99.1  “–  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For a more detailed description of how we estimated the fair values of our brand contracts, see “Note 4—Investment In Brand Contracts, At Fair Value” in the notes to our financial statements.

Estimated Fair Value of Brand Contracts not Consummated as of March 31, 2015

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Current NFL Contract (2014)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Endorsements	$—	$—	—%	—%	—%
Category B	$—	$—	—%	—%	—%
NFL Contract	$—	$—	—%	—%	—%
Endorsements (2015 and beyond)	$—	$—	—%	—%	—%
Category C	$69,823,275	$31,638,787	96.54%	93.08%	14.82%
NFL Contracts	$69,073,275	$31,375,089	95.51%	92.31%	14.79%
Endorsements	$500,000	$239,548	0.69%	0.70%	16.25%
Post-Career	$250,000	$24,150	0.35%	0.07%	20.00%
Total	$72,324,201	$33,990,011	100.0%	100.0%	14.46%

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

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of January 9, 2015 through March 31, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Jack Mewhort Brand Contract, at Estimated Fair Value

On March 26, 2015, we entered into a brand contract with Jack Mewhort. The table below shows our estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Jack Mewhort as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after	Weighted-
	before	applying	before	applying	Average
	applying any	discount	applying any	discount	Discount
	discount rate(1)	rates	discount rate	rate	Rate
Category A(2)	$582,446	$557,365	0.99%	2.22%	4.50%
Current NFL Contract (2015)	$582,446	$557,365	0.99%	2.22%	4.50%
Endorsements	$—	$—	—%	—%	—%
Category B	$1,652,228	$1,363,815	2.81%	5.42%	7.52%
NFL Contract (2016 and Beyond)	$1,652,228	$1,363,815	2.81%	5.42%	7.52%
Endorsements (2016 and beyond)	$—	$—	—%	—%	—%
Category C	$56,607,580	$23,229,085	96.20%	92.36%	16.02%
NFL Contracts	$55,907,580	$22,967,911	95.01%	91.32%	16.00%
Endorsements	$450,000	$232,194	0.76%	0.92%	15.67%
Post-Career	$250,000	$28,980	0.42%	0.12%	20.00%
Total	$58,842,254	$25,150,264	100.00%	1.00%	15.66%

(1)

All amounts presented are gross payments due to Jack Mewhort prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are after February 15, 2015.

The most significant assumptions in our determination of fair value for Jack Mewhort’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Jack Mewhort would have an NFL career length of at least 10 years; and
•

that during this time he would play out his existing NFL player contract and enter into an additional NFL player contract for at least $55.91 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of March 26, 2015 through March 31, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Kendall Wright Brand Contract, at Estimated Fair Value

On March 26, 2015, we entered into a brand contract with Kendall Wright. The table below shows our estimates, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Kendall Wright as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$1,678,345	$1,566,126	2.81%	5.01%	7.65%
Current NFL Contract (2014 & 2015)	$1,678,345	$1,566,126	2.81%	5.01%	7.65%
Endorsements (2015)	$—	$—	—%	—%	—%
Category B	$—	$—	—%	—%	—%
Current NFL Contract (None)	$—	$—	—%	—%	—%
Current Endorsements (None)	$—	$—	—%	—%	—%
Category C	$58,032,384	$29,682,684	97.19%	94.99%	15.71%
NFL Contracts	$57,382,384	$29,428,502	96.02%	94.18%	15.69%
Endorsements	$400,000	$219,423	0.75%	0.70%	15.56%
Post‑Career	$250,000	$34,759	0.42%	0.11%	20.00%
Total	$59,710,729	$31,248,810	100.00%	100.00%	15.48%

(1)

All amounts presented are gross payments due to Kendall Wright prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are after December 1, 2014 and are guaranteed.

The most significant assumptions in our determination of fair value for Kendall Wright’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Kendall Wright would have an NFL career length of at least 11 years; and
•

that during this time he would play out his existing NFL player contract and enter into an additional NFL player contract for at least $57.38 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of March 26, 2015 through March 31, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Arian Foster Brand Contract, at Estimated Fair Value

On February 28, 2013, we entered into a brand contract with Arian Foster and his affiliated company, The Ugly Duck, LLC and amended and restated such contract on each of May 24, 2013 and August 21, 2013. On November 12, 2013, after confirming reports that Arian Foster will undergo season ending back surgery, we announced that we were postponing the offering for Fantex Series Arian Foster. Although Arian Foster has returned to the playing field, we intend to monitor Arian Foster’s on field performance and health and intend to continue with the offering of Fantex Series Arian Foster at an appropriate time in the future. We cannot guarantee that the offering of Fantex Series Arian Foster will be consummated or that the offering will be resumed upon the same terms or that the valuation of the Arian Foster brand value has not changed.

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

Vernon Davis Brand Contract

As discussed above and in the notes to the financial statements on May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million as consideration for the ABI under our brand contract with him. We will have no further financial obligation to Vernon Davis other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

EJ Manuel Brand Contract

As discussed above and in the notes to the financial statements on July 25, 2014, we paid EJ Manuel a one-time cash amount of approximately $5.0 million as consideration for the ABI under our brand contract with him. We have no further financial obligation to EJ Manuel other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Mohamed Sanu Brand Contract

As discussed above and in the notes to the financial statements on November 3, 2014, we paid Mohamed Sanu a one-time cash amount of approximately $1.56 million as consideration for the ABI under our brand contract with him.  We have no further financial obligation to Mohamed Sanu other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Alshon Jeffery Brand Contract

As discussed above and in the notes to the financial statements on March 19, 2015, we paid Alshon Jeffery a one-time cash amount of approximately $7.94 million as consideration for the ABI under our brand contract with him.  We have no further financial obligation to Alshon Jeffery other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

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

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Fantex Inc.’s principal executive officer and principal financial officer have concluded that, as of March 31, 2015,  Fantex Inc.’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by Fantex, Inc. in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in Fantex Inc.’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report on Form 10-Q and our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in our Annual Report on Form 10-K. There have been no material changes in our risk factors from those described in our Annual Report on Form 10-K.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476) as Exhibit 3.1	November 21, 2013
3.3	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 3.4	October 17,2013
10.1	Management Agreement dated July 10, 2013 by and between Fantex, Inc. and Fantex Holdings, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 10.1	October 17,2013
10.2	Brand Agreement effective as of February 14, 2014 by and between Erik R. Manuel, Jr., Kire Enterprises LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-194256) as Exhibit 10.2	March 3, 2014
10.3	NFL Player Contract dated as of June 14, 2013, by and between Erik R. Manuel, Jr., Kire Enterprises LL and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-194256) as Exhibit 10.3	March 3, 2014
10.4	Brand Agreement effective as of October 30, 2013, by and between Vernon Davis, The Duke Marketing, LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-192476) as Exhibit 10.2	November 21, 2013
10.5	NFL Player Contract dated as of March 1, 2010, by and between Vernon Davis and San Francisco Forty Niners, Limited	Registration Statement on Form S-1, as amended (File 333-192476) as Exhibit 10.3	November 21, 2013
10.6	Second Amendment and Restated Brand Agreement effective as of February 29, 2013, by and between Arian Foster, The Ugly Duck, LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.2	October 17, 2013
10.7	NFL Player Contract dated as of March 6, 2012, by and between Arian Foster and Houston NFL Holdings, LP	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.3	October 17, 2013
10.8	Amended and Restated Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC., Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association	Registration Statement on Form S-1, as amended (File 333-196437) as Exhibit 10.8	August 25, 2014
10.9	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.5	October 17, 2013
10.10	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc. and Cornell “Buck” French †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.6	October 17, 2013
10.11	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc. and David Mullin †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.7	October 17, 2013
10.12a	Fantex, Inc. 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.8a	October 17, 2013
10.12b	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.8b	October 17, 2013
10.12c	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan †	Registration Statement on Form S-1, as amended (File 333-191772) as Exhibit 10.8c	October 17, 2013
10.13	Brand Agreement effective as of May 14, 2014, by and between Mohamed Sanu and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-196437) as Exhibit 10.13	May 30, 2014
10.14	NFL Player Contract dated as of March 1, 2012, by and between Mohamed Sanu and Cincinnati Bengals, Inc.	Registration Statement on Form S-1, as amended (File 333-196437) as Exhibit 10.14	May 30, 2014
10.16	Brand Agreement effective as of September 18, 2014, by and between Alshon Jeffery, Ben and Jeffery, Inc. and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.15	September 26, 2014
10.17	NFL Player Contract dated as of May 7, 2012, by and between Alshon Jeffery and Chicago Bears Football Club, Inc.	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.17	September 26, 2014

10.18	Brand Agreement effective January 9, 2015, by and between Michael Brockers, Brockers Marketing LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.18	January 16, 2015
10.19	NFL Player Contract dated June 7, 2012, by and between Michael Brockers and the St. Louis Rams LLC	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.19	January 16, 2015
10.20	Change in Control Severance Agreement, dated August 19, 2014, by and between Fantex Holdings, Inc. and William Garvey †	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.21	January 16, 2015
10.21	Letter Agreement, dated June 19, 2013 by and between Fantex Holdings, Inc., Fantex Inc. and William Garvey †	Registration Statement on Form S-1, as amended (File 333-198986) as Exhibit 10.22	January 16, 2015
10.22	Brand Agreement effective as of March 26, 2015, by and between Jack Mewhort and Fantex, Inc.	Registration Statement on Form S-1, as amended (File No. 333-201677) as Exhibit 10.23	April 8, 2015
10.23	NFL Player Contract dated as of May 16, 2014 by and between Jack Mewhort and the Indianapolis Colts, Inc.	Registration Statement on Form S-1, as amended (File No. 333-201677) as Exhibit 10.24	April 8, 2015
10.24	Brand Agreement effective as of March 26, 2015, by and between Kendall Wright and Fantex, Inc.	Registration Statement on Form S-1, as amended (File No. 333-201677) as Exhibit 10.25	April 8, 2015
10.25	NFL Player Contract dated as of August 1, 2012 by and between Kendall Wright and Tennessee Football, Inc.	Registration Statement on Form S-1, as amended (File No. 333-201677) as Exhibit 10.26	April 8, 2015
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management compensatory plan, contract, or arrangement

* The certifications attached as Exhibits 32.1 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Fantex, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fantex, Inc.

May 13, 2015	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)