Form 10-Q
period 2015-06-30
Fantex, Inc.
filed 2015-08-14
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 14, 2015
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100

PART I — FINANCIAL INFORMATION

ITEM 1A.	Financial Statements	3
	Condensed Balance Sheets as of June 30, 2015 and December 31, 2014 (Unaudited)	3
	Condensed Statements of Operations for the three and six months ended June 30, 2015 and 2014 (Unaudited)	4
	Condensed Statements of Stockholders’ Equity for the period from January 1, 2014 to June 30, 2015 (Unaudited)	5
	Condensed Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (Unaudited)	6
	Notes to Condensed Financial Statements (Unaudited)	7
ITEM 1B.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	18
	Notes to Statements of Cash Receipts from Included Contracts for Arian Foster (Unaudited)	20
ITEM 1C.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	22
	Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	24
ITEM 1D.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	26
	Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	28
ITEM 1E.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	30
	Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	32
ITEM 1F.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	34
	Notes to Statements of Cash Receipts from Included Contracts for Alshon Jeffery (Unaudited)	36
ITEM 1G.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	38
	Notes to Statements of Cash Receipts from Included Contracts for Michael Brockers (Unaudited)	40
ITEM 1H.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	42
	Notes to Statements of Cash Receipts from Included Contracts for Jack Mewhort (Unaudited)	44
ITEM 1I.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015 for the three and six months ended June 30, 2015 and 2014 (Unaudited)	46
	Notes to Statements of Cash Receipts from Included Contracts for Kendall Wright (Unaudited)	48
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	50
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	74
ITEM 4.	Controls and Procedures	75

	PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings	76
ITEM 1A.	Risk Factors	76
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
ITEM 3.	Defaults Upon Senior Securities	76
ITEM 4.	Mine Safety Disclosure	76
ITEM 5.	Other Information	76
ITEM 6.	Exhibits	77

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$903,730	$929,440
Receivable from Contract Parties	53,778	60,487
Prepaid Assets	—	44,278
Investment in Brand Contracts, at Fair Value	19,088,333	7,221,182
Other Investments, at Cost	110,800	—
Total Assets	$20,156,641	$8,255,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Parent	9,059	76,172
Dividend Payable	32,860	—
Total Liabilities	$41,919	$76,172
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	—
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	—
Additional Paid in Capital	33,113,635	19,470,244
Accumulated Deficit	(13,009,143)	(11,301,139)
Total stockholders' equity	20,114,722	8,179,215
Total liabilities and stockholders' equity	$20,156,641	$8,255,387

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income / (Loss) from Brand Contracts	$(671,143)	$175,181	$866,132	$175,181
OPERATING EXPENSES:
Personnel Costs	$364,992	$305,239	$722,603	$614,428
Professional Services	578,491	449,155	1,239,029	1,135,113
General and administrative, exclusive of personnel costs	163,601	172,358	369,094	298,271
Total Operating Expenses	1,107,084	926,752	2,330,726	2,047,812
Net Income / (Loss) Before Income Taxes	(1,778,227)	(751,571)	(1,464,594)	(1,872,631)
Income Taxes	—	—	—	—
Net Income / (Loss)	$(1,778,227)	$(751,571)	$(1,464,594)	$(1,872,631)
Net Income / (Loss) attributable to:
Platform Common stock	$(1,121,707)	$(874,254)	$(2,247,122)	$(1,995,314)
Fantex Series Vernon Davis Convertible Tracking Stock	78,339	122,683	199,813	122,683
Fantex Series EJ Manuel Convertible Tracking Stock	73,517	—	142,234	—
Fantex Series Mohamed Sanu Convertible Tracking Stock	67,112	—	154,203	—
Fantex Series Alshon Jeffery Convertible Tracking Stock	(1,486,379)	—	(324,613)	—
Fantex Series Michael Brockers Convertible Tracking Stock	610,891	—	610,891	—
Net Income / (Loss)	$(1,778,227)	$(751,571)	$(1,464,594)	$(1,872,631)

Income / (Loss) Per Share attributable to:
Platform Common stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$0.19	$0.29	$0.47	$0.29
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$0.14	$—	$0.27	$—
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$0.41	$—	$0.94	$—
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$(1.78)	$—	$(0.39)	$—
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$1.69	$—	$1.69	$—

Cash Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock	$0.50	$0.70	$0.50	$0.70
Fantex Series Mohamed Sanu Convertible Tracking Stock	$0.20	$—	$0.20	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform		Tracking		Additional		Total
	Common Stock		Stocks		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2014	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	1,881,681	—	1,881,681
Net Loss	—	—	—	—	—	(1,872,631)	(1,872,631)
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock			421,100	42	4,000,408	—	4,000,450
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(294,770)	(294,770)
Balance at June 30, 2014	100,000,000	$10,000	421,100	$42	$11,270,281	$(6,792,719)	$4,487,604
Contribution from Parent	—	—	—	—	1,664,031	—	1,664,031
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock	—	—	523,700	52	4,975,098	—	4,975,150
Proceeds from offering of Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	164,300	16	1,560,834	—	1,560,850
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(126,330)	(126,330)
Net Loss	—	—	—	—	—	(4,382,090)	(4,382,090)
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contributions from Parent	—	—	—	—	2,262,511	—	2,262,511
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend declared, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Loss	—	—	—	—	—	(1,464,594)	(1,464,594)
Balance at June 30, 2015	100,000,000	$10,000	2,307,100	$230	$33,113,635	$(13,009,143)	$20,114,722

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net Income / (Loss)	$(1,464,594)	$(1,872,631)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Income from Brand Contracts	(866,132)	(175,181)
Expenses Contributed From Parent	2,262,511	1,881,681
Changes in:
Prepaid Assets	44,278	143,204
Due to Parent	(67,113)	20,343
Purchase of Brand Contracts	(11,380,000)	(4,000,000)
Cash Receipts from Brand Contracts	385,690	406,869
Net cash used in operating activities	$(11,085,360)	$(3,595,715)
Investing Activities
Purchase of Other Investments	$(110,800)	—
Net cash used in investing activities	$(110,800)	—
Financing Activities
Net Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering		4,000,450
Net Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering	7,940,100	—
Net Proceeds from Fantex Series Michael Brockers Convertible Tracking Stock Offering	3,440,900	—
Dividends Paid	(210,550)	—
Net cash provided from financing activities	$11,170,450	$4,000,450
Net cash increase / (decrease) for period	(25,710)	404,735
Cash and Cash Equivalents at Beginning of Period	$929,440	$466,833
Cash and Cash Equivalents at End of Period	$903,730	$871,568
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$2,262,511	$1,881,681

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

The Company operates under a management agreement with the Parent, pursuant to which Parent provides Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent.

All expenses except for the management fee incurred for the three and six months ended June 30,  2015 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties—The Company is an early stage start-up and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	The Company has incurred significant losses since its inception and anticipates that it will continue to incur losses in the foreseeable future.
•	The Company has a limited operating history which may make it difficult for investors to evaluate the success of its business to date and to assess its future viability.
•

The Company will need to obtain additional funding to acquire additional brands and the Company may also need additional funding to continue operations. There is no certainty the Company will be able to raise such additional funding.

•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:
o	the Company has limited experience managing brand contracts and limited historical performance data about its brand contracts;
o	the Company does not have any rights to require the Contract Party to take any actions to attract or maintain or otherwise generate brand income;
o

brand income may decrease due to factors outside the control of the Contract Party, such as a decline in relative performance, injury, illness, medical condition or death of the Contract Party, or due to other factors such as public scandal or other reputational harm to the Contract Party;

o	the valuation of the Company’s brand contracts and expected ABI requires the Company to make material assumptions that may ultimately prove to be incorrect;
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

2. TRACKING STOCKS

To date, we have entered into a number of brand contracts, and we have created or intend to create a tracking stock related to one or more brand contracts with each of:

Contract Party	Effective Date of Brand Contract	Brand Related to the Brand Contract	Tracking Stock
Kendall Wright	March 26, 2015	Kendall Wright Brand	Fantex Series Kendall Wright
Jack Mewhort*	March 26, 2015	Jack Mewhort Brand	Fantex Series Jack Mewhort
Michael Brockers*	January 9, 2015	Michael Brockers Brand	Fantex Series Michael Brockers
Alshon Jeffery*	September 18, 2014	Alshon Jeffery Brand	Fantex Series Alshon Jeffery
Mohamed Sanu*	May 14, 2014	Mohamed Sanu Brand	Fantex Series Mohamed Sanu
EJ Manuel*	February 14, 2014	EJ Manuel Brand	Fantex Series EJ Manuel
Vernon Davis*	October 30, 2013	Vernon Davis Brand	Fantex Series Vernon Davis
Arian Foster	February 28, 2013	Arian Foster Brand	Fantex Series Arian Foster

* The initial public offerings for these tracking stocks were completed prior to the date this Quarterly Report on Form 10-Q was filed with the SEC.

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

3. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s cash flows are sufficient to finance operations. The Company operates under a management agreement with the Parent, pursuant to which the Parent provides Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent, which is not anticipated to occur until the Company begins to generate significant cash flows from multiple brand contracts.

 Under the terms of the management agreement, the Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then we would not owe any fee for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services.

The Company incurred management fee expenses pursuant to the management agreement of $9,058 and $20,343 for the three months ended June 30, 2015 and 2014, respectively and $19,283 and $20,343 for the six months ended June 30, 2015 and 2014, respectively. The management fee is included in the total expenses of $1,107,084 and 2,330,726 for the three and six months ended June 30, 2015, respectively and $926,752 and 2,047,812 for the three and six months ended June 30, 2014, respectively and represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except our management fee expense incurred for the three and six months ended June 30,  2015 and 2014) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended June 30,  2015 and 2014, the Parent allocated to the Company $1,095,020 and $906,118, respectively, of expenses directly related to the operations of Fantex. During the six months ended June 30, 2015 and 2014, the Parent incurred and allocated to the Company $2,262,511 and $1,881,681, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three and six months ended June 30,  2015 and 2014.

In late 2013 the five independent directors of the Company were granted an aggregate of 100,000 non-qualified options under the Fantex Holdings, Inc. 2012 Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of the Parent’s common stock at the date of grant and have a 10 year contractual term. The stock options vest ratably over a four year period. The fair market value of stock options is estimated using the Black-Scholes valuation model and the Company used the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the daily closing price of the public common stock of companies believed comparable to the Parent; the expected term of options granted is based on the simplified method of using the mid-point between the vesting term and the original contractual term and/or average time outstanding method; the risk-free interest rate is based on the U.S. Treasury daily yield curve on the date of grant; and the expected dividend yield is based on the current dividend trend. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company was allocated from the Parent $6,026 and $12,230 of stock compensation for the three and six months ended June 30,  2015,  respectively, and $6,027 and $12,606 for the three and six months ended June 30, 2014. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

Expected Term:	6.02	years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of June 30,  2015 there are 51,403 shares and $49,707 of compensation expense to be expensed over the remaining 2.06-year vesting period.

The below table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 until June 30, 2015 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

						Parent's Purchase (2)		Directors' Purchase (2)
IPO Date	Tracking Stock	Shares	IPO Price	Gross Proceeds	Underwriting Discount (1)	Shares	Amount	Shares (3)	Amount
April 28, 2014	Fantex Series Vernon Davis	421,100	$10.00	$4,211,000	$210,550	102,454	$1,024,540	—	$—
July 21, 2014	Fantex Series EJ Manuel	523,700	$10.00	$5,237,000	$261,850	250,000	$2,500,000	27,934	$279,340
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$10.00	$1,643,000	$82,150	78,000	$780,000	10,365	$103,650
March 19, 2015	Fantex Series Alshon Jeffery	835,800	$10.00	$8,358,000	$417,900	400,000	$4,000,000	203,994	$2,039,940
May 26, 2015	Fantex Series Michael Brockers	362,200	$10.00	$3,622,000	$181,100	170,000	$1,700,000	92,900	$929,000

(1)	Paid as compensation to Fantex Brokerage Services, LLC, an affiliated broker-dealer.
(2)

As of June 30, 2015, the Parent and the Parent’s directors hold the indicated positions in the tracking stocks. The Parent and the Parent’s directors are precluded from selling their positions in the tracking stocks within 180 days of effectiveness of the offering and unless it is done through a registered public offering.

(3)	Includes 52,414 shares owned by Lily Beirne, the spouse of David Beirne, the Chairman of our Parent’s Board of Directors.

4. INVESTMENT IN BRAND CONTRACT, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of June 30, 2015, our brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

As of June 30,  2015 the Company had five brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at June 30,  2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of June 30,  2015, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts as of June 30,  2015 the Company’s valuation professionals used proprietary valuation models. Using statistical analysis the Company’s valuation professionals determined a number of factors that were the most statistically relevant to arrive at a deviation from the average career length versus an average player that plays the Contract Party’s position in the National Football League (the “NFL”).

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $19,088,333 as of June 30,  2015.

The table below presents additional data about our Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the three and six months ended June 30,  2015 were as follows:

	Three Months Ended June 30, 2015
Asset	Balance April 1, 2015	Purchases	Payments on Brand Contracts	Realized Gain / (Loss)	Unrealized Gain / (Loss)	Reclassified to Receivables	Balance June 30, 2015
Vernon Davis Brand Contract	$2,685,705	$—	$—	$10,204	$78,531	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,653,430	—	(3,750)	(1,122)	78,922	—	2,727,480
Mohamed Sanu Brand Contract	2,082,321	—	—	(1,250)	75,197	—	2,156,268
Alshon Jeffery Brand Contract	9,039,446	—	—	(1,336)	(1,561,677)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$16,460,902	$3,440,000	$(88,641)	$2,640	$(672,790)	$(53,778)	$19,088,333

	Six Months Ended June 30, 2015
Asset	Balance Janaury 1, 2015	Purchases	Payments on Brand Contracts	Realized Gain / (Loss)	Unrealized Gain / (Loss)	Reclassified to Receivables	Balance June 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(73,638)	$69,191	$152,555	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,582,389	—	(6,378)	(3,324)	154,793	—	2,727,480
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	20,903	146,268	—	2,156,268
Alshon Jeffery Brand Contract	—	7,940,000	(136,932)	1,569	(328,204)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$7,221,182	$11,380,000	$(325,203)	$84,483	$781,649	$(53,778)	$19,088,333

Our measurements of changes to the fair value of brand contracts began in the quarter ended June 30, 2014. Changes in Level 3 assets measured at fair value for the three and six months ended June 30,  2014 were as follows:

	Three and Six Months Ended June 30, 2014
Asset	Beginning Balance	Purchases	Payments on Brand Contracts	Realized Gain / (Loss)	Unrealized Gain / (Loss)	Balance June 30, 2015
Vernon Davis Brand Contract	$—	$4,000,000	$(406,869)	$5,488	$169,693	$3,593,131
Total Brand Contract	$—	$4,000,000	$(406,869)	$5,488	$169,693	$3,593,131

Realized losses result from cash that was previously expected to be received that is no longer expected to be received.  Realized gains result from the collection of cash in the current period. Unrealized gain is primarily a result of the passage of time bringing future cash flows closer to the present, which increases the present value of those cash flows. Unrealized loss is primarily a result changes in the timing of estimated cash flows from one time period to a subsequent time period or decreases in the estimated amounts of future cash flows.

Balances in “Reclassified to Receivables” column represent amounts paid to the contract party but have not yet been remitted to the Company under the brand contract. Amounts are shown on the condensed balance sheet as “Due from Contract Parties”. Once collected by the Company, these amounts are shown in the “Payments on Brand Contracts” column in the tables above.

On March 19, 2015, the Company paid $7,940,000 (less $397,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Alshon Jeffery Brand Contract.

On June 2, 2015, the Company paid $3,440,000 (less $172,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Michael Brockers Brand Contract. Michael Brockers paid to the Company $84,891 due under the terms of the Michael Brockers Brand Contract for the period from October 15, 2014 through June 2, 2015.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contract fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	14.2%
Career Length	Increase	Career Length	Decrease	3 - 16 years	9.9	years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.6 million - $60 million	$ 19.1	million

5. INCOME TAXES

For the six months ended June 30, 2015 and 2014,  no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	June 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry-forward	$4,372,000	$4,465,000
Valuation allowance	$(4,372,000)	$(4,465,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $4,372,000 and $4,465,000 against the deferred tax asset as of June 30, 2015 and December 31, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of June 30, 2015 we have federal and state income tax net operating loss carry-forwards of $3,484,000 and $888,000, respectively, which will expire at various dates from 2032 through 2035. Such net operating loss carry-forwards will expire as follows:

2032	$460,000
2033	$1,267,000
2034	$1,767,000
2035	$878,000
Total	$4,372,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of June 30, 2015 or 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At June 30, 2015 and 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

6.  EARNINGS PER SHARE

Income (Loss) per share—The Company computes net income / (loss) per share of its platform common stock and tracking stocks using the two-class method in the financial statements. Basic income / (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options or unvested restricted common shares.

As of June 30, 2015, the Company's capital structure consists of six series of common stocks as listed on the Company’s condensed balance sheets in this Quarterly Report on Form 10-Q.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. For additional information about tracking stocks, see Note 2.

The following table shows the calculation of net income / (loss) for the platform common stock and the five tracking stocks for the three and six months ended June 30, 2015:

	For the three months ended June 30, 2015
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Fantex Series Mohamed Sanu Convertible Tracking Stock	Fantex Series Alshon Jeffery Convertible Tracking Stock	Fantex Series Michael Brockers Convertible Tracking Stock	Total
Attributed Income / (Loss) from Brand Contracts (1)	$(33,557)	$84,298	$73,910	$69,306	$(1,484,863)	$619,763	$(671,143)
Attributed Expenses:
Direct Expenses	1,096,756	3,249	215	1,197	827	4,840	1,107,084
Management Fees (2)	(8,606)	2,710	178	997	689	4,032	—
Total Attributed Expenses	1,088,150	5,959	393	2,194	1,516	8,872	1,107,084
Attributed Net Income / (Loss) Before Taxes	(1,121,707)	78,339	73,517	67,112	(1,486,379)	610,891	(1,778,227)
Attributed Income Taxes	—	—	—	—	—	—	—
Attributed Net Income / (Loss)	$(1,121,707)	$78,339	$73,517	$67,112	$(1,486,379)	$610,891	$(1,778,227)

	For the six months ended June 30, 2015
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Fantex Series Mohamed Sanu Convertible Tracking Stock	Fantex Series Alshon Jeffery Convertible Tracking Stock	Fantex Series Michael Brockers Convertible Tracking Stock	Total
Attributed Income / (Loss) from Brand Contracts (1)	$43,306	$210,659	$143,896	$158,812	$(310,304)	$619,763	$866,132
Attributed Expenses:
Direct Expenses	2,289,465	5,916	907	2,510	7,805	4,840	2,311,443
Management Fees (2)	963	4,930	755	2,099	6,504	4,032	19,283
Total Attributed Expenses	2,290,428	10,846	1,662	4,609	14,309	8,872	2,330,726
Attributed Net Income / (Loss) Before Taxes	(2,247,122)	199,813	142,234	154,203	(324,613)	610,891	(1,464,594)
Attributed Income Taxes	—	—	—	—	—	—	—
Attributed Net Income / (Loss)	$(2,247,122)	$199,813	$142,234	$154,203	$(324,613)	$610,891	$(1,464,594)

The following table shows the calculation of net income / (loss) for the platform common stock and the one tracking stock for the three and six months ended June 30, 2014. Our tracking stock attribution started in the quarter ended June 30, 2014. Prior to this, all costs were attributed solely to the Platform Common stock.

	For the three months ended June 30, 2014
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Fantex Series Mohamed Sanu Convertible Tracking Stock	Fantex Series Alshon Jeffery Convertible Tracking Stock	Fantex Series Michael Brockers Convertible Tracking Stock	Total
Attributed Income from Brand Contracts (1)	$8,759	$166,422	$—	$—	$—	$—	$175,181
Attributed Expenses:
Direct Expenses	902,339	24,413	—	—	—	—	926,752
Management Fees (2) (Note 4)	(19,326)	19,326	—	—	—	—	—
Total Attributed Expenses	883,013	43,739	—	—	—	—	926,752
Attributed Net Income / (Loss) Before Taxes	(874,254)	122,683	—	—	—	—	(751,571)
Attributed Income Taxes	—	—	—	—	—	—	—
Attributed Net Income / (Loss)	$(874,254)	$122,683	$—	$—	$—	$—	$(751,571)

	For the six months ended June 30, 2014
	Platform Common Stock	Fantex Series Vernon Davis Convertible Tracking Stock	Fantex Series EJ Manuel Convertible Tracking Stock	Fantex Series Mohamed Sanu Convertible Tracking Stock	Fantex Series Alshon Jeffery Convertible Tracking Stock	Fantex Series Michael Brockers Convertible Tracking Stock	Total
Attributed Income from Brand Contracts (1)	$8,759	$166,422	$—	$—	$—	$—	$175,181
Attributed Expenses:
Direct Expenses	2,023,399	24,413	—	—	—	—	2,047,812
Management Fees (2)	(19,326)	19,326	—	—	—	—	—
Total Attributed Expenses	2,004,073	43,739	—	—	—	—	2,047,812
Attributed Net Income / (Loss) Before Taxes	(1,995,314)	122,683	—	—	—	—	(1,872,631)
Attributed Income Taxes	—	—	—	—	—	—	—
Attributed Net Income / (Loss)	$(1,995,314)	$122,683	$—	$—	$—	$—	$(1,872,631)

(1)

In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the platform common stock with the remaining 95% attributed to the associated tracking stock.

(2)	Pursuant to the management agreement with our Parent, the management fee is calculated as 5% of the cash receipts for the period from our brand contracts.

During the three months and six months ended June 30, 2015, we collected cash and attributed the management fee per the table below:

		Management Fee (5%)
Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$57,029	$2,710	$143	$2,853
EJ Manuel Brand Contract	3,750	178	9	187
Mohamed Sanu Brand Contract	20,999	997	52	1,049
Alshon Jeffery Brand Contract	14,505	689	36	725
Michael Brockers Brand Contract	84,891	4,032	212	4,244
Three Months Ended June 30, 2015	$181,174	$8,606	$452	$9,058

		Management Fee (5%)
Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$103,786	$4,930	$259	$5,189
EJ Manuel Brand Contract	15,895	755	40	795
Mohamed Sanu Brand Contract	44,187	2,099	110	2,209
Alshon Jeffery Brand Contract	136,931	6,504	342	6,846
Michael Brockers Brand Contract	84,891	4,032	212	4,244
Six Months Ended June 30, 2015	$385,690	$18,320	$963	$19,283

During the three months and six months ended June 30, 2014, we collected cash and attributed the management fee per the table below. There were no management fees charged to the Company from our Parent prior to April 28, 2015.

		Management Fee (5%)
Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$406,869	$19,326	$1,017	$20,343
Three and Six Months Ended June 30, 2014	$406,869	$19,326	$1,017	$20,343

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

On April 28, 2015, the Company paid a previously declared cash dividend of $0.50 per share to the holders of record of Fantex Series Vernon Davis as of the close of business on April 24, 2015.

On May 28, 2015, the Company completed the initial public offering of 362,200 shares of Fantex Series Michael Brockers, raising gross proceeds of $3,622,000.

On June 9, 2015 our Board of Directors declared a cash dividend of $0.20 per share to be paid to the holders of record of Fantex Series Mohamed Sanu as of the close of business on June 30, 2015.

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

On March 26, 2015, Fantex entered into a brand contract with Kendall Wright (the “Kendall Wright Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Kendall Wright’s brand income after December 1, 2014. As consideration for the ABI under the brand contract, Fantex will pay Kendall Wright a one-time cash amount of $3.125 million contingent upon our ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Kendall Wright under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Kendall Wright. According to the terms of the Kendall Wright Brand Contract, Kendall Wright is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Kendall Wright. Our ABI under the brand contract is contingent upon our payment of the purchase price.

9. SUBSEQUENT EVENTS

On July 14, 2015 the Company completed its initial public offering of 268,100 shares of its Fantex Series Jack Mewhort at a price of $10.00 per share for net proceeds of $2,520,140. Our Parent purchased 124,014 shares and our directors and other affiliated parties purchased an aggregate of 69,520 shares of Fantex Series Jack Mewhort at the public offering price of $10.00 per share. On July 15, 2015, the Company paid Jack Mewhort $2.52 million (less $126,000 to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) to consummate the Jack Mewhort Brand Contract.

On July 30, 2015, the Company paid the previously declared cash dividend of $0.20 per share to the holders of record of Fantex Series Mohamed Sanu as of the close of business on June 30, 2015.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$665	$618
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	—
Contractual NFL player performance incentives receipts	—	—	71	—
Total receipts from NFL player contract	—	—	736	618
Receipts from other included contracts	38	129	125	172
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$38	$129	$861	$790

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Arian Foster and his affiliate The Ugly Duck, LLC dated February 28, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Arian Foster and his affiliate The Ugly Duck, LLC (together, the “Contract Party”) dated February 28, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other considerations, no amounts are due to Fantex. No other consideration was received under the included contracts for the three and six months ended June 30, 2015 and 2014. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

Note 3. Subsequent events

Fantex has evaluated activity after June 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on August 14, 2015. Fantex is not aware of any events that have occurred subsequent to June 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing,  LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	86
Contractual NFL player performance incentives receipts	201	—	218	—
Total receipts from NFL player contract	201	—	218	86
Receipts from other included contracts	242	25	1,010	121
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$443	$25	$1,228	$207

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

ITEM 1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	—
Contractual NFL player performance incentives receipts	—	—	18	—
Total receipts from NFL player contract	—	—	18	—
Receipts from other included contracts	38	8	45	206
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$38	$8	$63	$206

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	22	23
Contractual NFL player performance incentive payments	—	—	210	—
Total receipts from NFL player contract	—	—	232	23
Receipts from other included contracts	—	—	—	7
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$—	$—	$232	$30

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

ITEM 1F: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014.

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$35
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	53
Contractual NFL player performance incentive payments	—	—	100	—
Total receipts from NFL player contract	—	—	100	88
Receipts from other included contracts	72	32	152	46
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$72	$32	$252	$134

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

ITEM 1G: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Michael Brockers and his affiliate Brockers Marketing, LLC (together, the "Contract Party") dated January 9, 2015 (the "Brand Contract"), present the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for three and six months ended June 30, 2015 and 2014.

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

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL player performance incentive payments	—	—	34	—
Contractual NFL post regular season receipts	—	—	—	—
Total receipts from NFL player contract	—	—	34	—
Receipts from other included contracts	—	—	2	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$—	$—	$36	$—

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Michael Brockers and his affiliate Brockers Marketing, LLC (together the “Contract Party”) dated January 9, 2015 (the “Brand Contract”), present the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

The Brand Contract became effective May 2, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand.

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

ITEM 1H: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

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
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$—	$—
Contractual NFL player signing bonus receipts	—	506	413	506
Contractual NFL post regular season receipts	—	—	92	—
Contractual NFL player performance incentive payments	—	—	191	—
Total receipts from NFL player contract	—	506	696	506
Receipts from other included contracts	—	—	—	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$—	$506	$696	$506

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

The Brand Contract became effective July 15, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Jack Mewhort Brand.

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

ITEM 1I: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

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
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$—	$—	$380	$320
Contractual NFL player signing bonus receipts	—	—	—	—
Contractual NFL post regular season receipts	—	—	—	—
Contractual NFL player performance incentive payments	—	—	673	—
Total receipts from NFL player contract	—	—	1,053	320
Receipts from other included contracts	4	21	36	36
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$4	$21	$1,089	$356

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other considerations received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and six months ended June 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and six months ended June 30, 2015 and 2014.

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

Note 3. Subsequent events

Fantex has evaluated activity after June 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on August 14, 2015. Fantex is not aware of any events that have occurred subsequent to June 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K. In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed, or incorporated by reference, in Part II, “Item 1A of this Quarterly Report on Form 10-Q.” However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

To date, we have entered into brand contracts with each of the following parties:

Contract Party	Primary Career	Effective Date of Brand Contract	Brand Income % Payable to Us	Purchase Price for the Brand Contract
Kendall Wright	Wide Receiver for the Tennessee Titans	March 26,2015	10%	$3.13	million
Jack Mewhort*	Offensive Tackle for the Indianapolis Colts	March 26,2015	10%	$2.52	million
Michael Brockers and his affiliated professional services company, Brockers Marketing, LLC*	Defensive Tackle for the St. Louis Rams	January 9, 2015	10%	$3.44	million
Alshon Jeffery and his affiliated professional services company, Ben and Jeffery, Inc.*	Wide Receiver for the Chicago Bears	September 18, 2014	13%	$7.94	million
Mohamed Sanu*	Wide Receiver for the Cincinnati Bengals	May 14, 2014	10%	$1.56	million
EJ Manuel and his affiliated professional services company, Kire Enterprises LLC*	Quarterback for the Buffalo Bills	February 14, 2014	10%	$4.98	million
Vernon Davis and his affiliated professional services company, The Duke Marketing LLC*	Tight end for the San Francisco Forty Niners	October 30, 2013	10%	$4.00	million
Arian Foster and his affiliated professional services company, The Ugly Duck, LLC	Running back for the Houston Texans	February 28, 2013	20%	$10.00	million

* The initial public offerings for these tracking stocks were completed prior to the date this Quarterly Report on Form 10-Q was filed with the SEC.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts, although as of the date of this Quarterly Report on Form 10-Q,  we have no current commitments to enter into another brand contract. Any brand contracts that we enter into in the future with other parties, whom we refer to as Contract Parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income

We operate under a management agreement with our Parent, who provides us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if our Parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement.

Brand Contract and Tracking Stock Initial Public Offering Activity During the Three and Six Months Ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Brand Contracts signed	—	1	3	2
Brand Contracts consummated	1	1	2	1

For the three months ended June 30, 2015, we signed zero brand contracts compared to one brand contract in the same period for 2014: the Mohamed Sanu brand contract. For the six months ended June 30, 2015, we signed three brand contracts: the Michael Brockers brand contract, the Jack Mewhort brand contract and the Kendall Wright brand contract. For the six months ended June 30, 2014, we signed two brand contracts: the EJ Manuel brand contract and the Mohamed Sanu brand contract.

We completed one initial public offering for our tracking stocks during the three months ended June 30, 2015 and two initial public offerings for our tracking stocks during the six months ended June 30, 2015. This compares to completing one initial public offering of our tracking stocks for the three and six month period ending June 30, 2014.  For additional discussion of this activity, see the section entitled “—Liquidity and Capital Resources.”

Results of Operations

Three and six months ended June 30,  2015 and 2014.

Income from Brand Contracts

We have little operational history and first began to generate income in the quarter ended June 30, 2014. The income generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We account for our brand contracts at estimated fair market value, as more fully described in the Note 4 to our Financial Statements in this Form 10-Q. During the three and six months ended June 30, 2015 the change in fair value of our brand contract portfolio resulted in a loss of $671,143 and income of  $866,132, respectively, compared to income of $175,181 for both the three and six month periods ending June 30, 2014 .  The year over year change was primarily the result of acquiring additional contracts and, during the second quarter of 2015, a change in the estimated timing of certain cash flows under our brand contract with Alshon Jeffery, as described below.

The change in the fair value of our brand contracts for the three and six months ended June 30, 2015 is summarized below:

	Vernon Davis Brand Contract	EJ Manuel Brand Contract	Mohamed Sanu Brand Contract	Alshon Jeffery Brand Contract	Michael Brockers Brand Contract	Total
Fair Value December 31, 2014	$2,626,332	$2,582,389	$2,012,461	$—	$—	$7,221,182
Purchases	—	—	—	7,940,000	—	7,940,000
Payment on Brand Contracts	(16,609)	(2,628)	(2,365)	(122,427)	—	(144,029)
Increase in Present Value	74,024	75,871	71,071	1,233,473	—	1,454,439
Other Gains/ (Losses)	58,987	(2,202)	23,146	2,905	—	82,836
Reclassified to Receivables	(57,029)	—	(21,992)	(14,505)	—	(93,526)
Fair Value March 31, 2015	$2,685,705	$2,653,430	$2,082,321	$9,039,446	$—	$16,460,902
Purchases	—	—	—	—	3,440,000	3,440,000
Payment on Brand Contracts	—	(3,750)	—	—	(84,891)	(88,641)
Increase in Present Value	78,530	78,922	75,197	241,060	656,237	1,129,946
Other Gains/ (Losses)	10,204	(1,122)	(1,250)	(1,804,073)	(3,856)	(1,800,097)
Reclassified to Receivables	(44,382)	—	—	(9,395)	—	(53,777)
Fair Value June 30, 2015	$2,730,057	$2,727,480	$2,156,268	$7,467,038	$4,007,490	$19,088,333

All of our contracts performed generally as anticipated in the three and six month periods ended June 30, 2015 except for our contract with Alshon Jeffery. In our valuation of the Alshon Jeffery Brand Contract, we assumed that Alshon Jeffery would renegotiate his contract prior to the 2015 NFL season and receive a 6 year, $79.4 million contract including a $17.8 million signing bonus and in 2021, he would sign a 2 year, $20.7 million contract with a $1.5 million signing bonus. We no longer believe he will renegotiate his contract prior to the beginning of the 2015 NFL season. As a result of this change, we performed a revaluation of Alshon Jeffery’s comparable contracts as of June 30, 2015. The decrease in comparable NFL player contracts resulted in a decrease in the fair value Alshon Jeffery’s brand contract. Additionally, they delay by one year in signing a new NFL player contract from the 2015 NFL season to the 2016 NFL season, decreased Alshon Jeffery’s second NFL contract length from a two year contract to a one year contract. Please refer to Note 4 for the effects of changes of unobservable inputs on fair values of brand contracts. We now estimate that Alshon Jeffery will sign a 6 year, $76.8 million contract with an $18.3 million signing bonus before the beginning of the 2016 NFL season and in 2022, he will sign a 1 year, $7.5 million contract with a $1.6 million signing bonus.

The changes in our estimates for the timing and amounts of these new cash flows resulted in an unrealized loss of approximately $1.8 million for the Alshon Jeffery Brand Contract for the quarter ended June 30, 2015.

The increase in present value for the Michael Brockers Brand Contract is for the period from the contract inception date of October 15, 2014 through March 31, 2015.

We made no other material changes to our assumptions in determining brand income for the three or six months ended June 30, 2015 other than as described above. See additional information on our brand contract valuations in “Critical Accounting Policies— Fair Value of Financial Instruments— Brand Contract Values” beginning on page 2 in this Form 10-Q.

The change in the fair value of our brand contracts for the three and six months ended June 30, 2014 is summarized below:

Vernon Davis Brand Contract
Fair Value December 31, 2014	$—
Purchases	—
Payment on Brand Contracts	—
Increase in Present Value	—
Other Gains/ (Losses)	—
Reclassified to Receivables	—
Fair Value March 31, 2015	$—
Purchases	4,000,000
Payment on Brand Contracts	(406,869)
Increase in Present Value	169,693
Other Gains/ (Losses)	5,488
Fair Value June 30, 2015	$3,768,312

On May 2, 2014, the Company paid $4,000,000 (less $200,000 held in escrow until six consecutive months of payments of brand amounts had been timely delivered to Fantex) as consideration for future payments as defined under the Vernon Davis Brand Contract.  From May 2, 2014 through June 30, 2014, Vernon Davis paid to the Company $406,868 due under the terms of the Vernon Davis Brand Contract for the period October 31, 2013 through June 30, 2014.2015.

We made no other material changes to our assumptions in determining brand income for the three or six months ended June 30, 2014.

Operating Expenses

The operating expenses for the three and six months ended June 30,  2014 and 2015 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent.

All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Operating Expenses for three months ended June 30, 2015 and 2014

	Three Months Ended June 30,		Increase / (Decrease)
OPERATING EXPENSES:	2015	2014	$	%
Personnel Costs	$364,992	$305,239	$59,753	19.58%
Professional Services	$578,491	$449,155	$129,336	28.80%
General and administrative, exclusive of personnel costs	$163,601	$172,358	$(8,757)	(5.08)%

We currently have no employees, but are being supported by personnel employed by our Parent. Personnel costs increased $59,753 or 19.6% for the three months ended June 30,  2015 from the same period in 2014. The increase was driven by an additional 2.5 FTE employees being allocated to us in 2015. The additional FTE employees are involved in activities related to brand contract acquisitions and valuations and compliance with public company reporting requirements.

Professional services, primarily made up of legal, accounting and marketing services increased $129,336 or 28.8% from the same period in 2014.  The increase was primarily related to marketing costs associated building our brand marketing capabilities and supporting infrastructure.  We believe that our overall professional services related spending will continue to increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses (exclusive of personnel costs) decreased $8,757 or 5.08% from the same period in 2014. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs. The slight decrease was associated with lower travel and entertainment costs in the three months ended June 30, 2015 from the same period in 2014 which experienced higher travel costs in connection with the offering of our first tracking stock, Fantex Series Vernon Davis have not repeated in subsequent offerings.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the three months ended June 30,  2015, the Company incurred fees from our Parent of $9,058 representing 5% of the cash receipts from brand contracts. Future increases will be dependent upon the cash received from our brand contracts.

Operating Expenses for six months ended June 30, 2015 and 2014

	Six Months Ended June 30,		Increase / (Decrease)
	2015	2014	$	%
OPERATING EXPENSES:
Personnel Costs	722,603	614,428	108,175	17.61%
Professional Services	1,239,029	1,135,113	103,916	9.15%
General and administrative, exclusive of personnel costs	369,094	298,271	70,823	23.74%

Personnel costs increased $108,175 or 17.6% for the six months ended June 30, 2015 from the same period in 2014. The increase was driven by an additional 2.5 FTE employees being allocated to us in 2015. The additional FTE employees are involved in activities related to brand contract acquisitions, valuations and additional support in compliance with being a public company.

Professional services, primarily made up of legal, accounting and marketing services increased $103,916 or 9.5% from the same period in 2014. The increase was primarily related to state specific franchise and securities filing fees of approximately $62,000, financial printing and reporting costs of approximately $25,000 and marketing costs associated with our athlete brand building reporting platform of approximately $16,000 We believe that our overall professional services related spending will continue to increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses (exclusive of personnel costs) increased $70,823 or 23.7%. The general and administrative expenses consist primarily of the allocation of facility, insurance and travel-related costs. The increase is primarily caused by higher travel and entertainment costs of approximately $33,000 and directors and officers insurance costs of approximately $28,000 in the first six months of 2015 as compared to 2014.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources. During the three months ended June 30,  2015, we completed our initial public offering of Fantex Series Michael Brockers and collected ABI from our other consummated brand contracts. In the initial public offering of Fantex Series Michael Brockers we raised $3.44 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to Michael Brockers to consummate the Michael Brockers brand contract. For the six month period ended June 30, 2015 we completed one additional initial public offering to consummate the Alshon Jeffery brand contract. In total we raised approximately $11.38 million net of underwriting discounts and expenses. Substantially all of the net proceeds were paid to the contact counterparty to consummate their respective brand contracts.

For the three and six month period ended June 30, 2014, the company completed one initial public offering raising $4.0 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to consummate the Vernon Davis Brand Contract.

During the three and six months ended June 30, 2015 we collected $181,174 and $385,690, respectively, from our brand contracts representing our interest in brand income generated by the contracts. We collected $406,869 from our brand contract for three and six months ended June 30, 2014.

Cash received under our brand contracts will be subject to seasonal variation. For example, the salary under NFL player contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year with lower or no payments coming from NFL contracts in the first and second quarters of the calendar year.

During the six months ended June 30, 2015, the Company exercised its co-investment right under the terms of the brand contract with Vernon Davis in connection with Vernon Davis’s purchase of three Jamba Juice franchises. Mr. Davis was offered this opportunity in connection with an expanded endorsement relationship. The Company paid $110,800 for a 10% ownership interest in the franchises and per our attribution policy, will attribute 95% of the cash flows from this investment to Fantex Series Vernon Davis.

On April 20, 2015 our Board of Directors declared a cash dividend of $0.50 per share to be paid to the holders of record of Fantex Series Vernon Davis as of the close of business on April 24, 2015, for an aggregate payment of $205,550. The dividend was paid on April 28, 2015. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

On May 31, 2015 our Board of Directors declared a cash dividend of $0.20 per share to be paid to the holders of record of Fantex Series Mohamed Sanu as of the close of business on June 30, 2015, for an aggregate payment of $32,860. The dividend was paid on July 30, 2015. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

Our Parent contributed capital in the amounts $1.1 million and $0.9 million, respectively, in the three months ended June 30,  2015 and 2014.  For the six month period ended June 30, 2015 and 2014, our Parent contributed capital of $2.3 million and $1.9 million, respectively. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

We are not committed to any capital expenditures and certain agreements, such as rental commitments, are in the name of our Parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we continue to build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our Parent, pursuant to which our Parent provides us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The below table summarizes the management fees incurred during the periods noted.

	Three months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
Management Fees	$9,058	$20,343	$19,283	$20,343

The management fee represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts and will vary based on the timing of cash collected from the contract party. The expense allocation from our Parent was reduced by the amount of the management fee for the three and six months ended June 30, 2015.

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

Critical Accounting Policies

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements. On an ongoing basis, management will evaluate these estimates, including those related to accounts receivable, fair values of financial instruments, income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates. The critical accounting policies requiring estimates, assumptions and judgments that we believe have the most significant impact on our financial statements are described below.

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

Depending on the relative liquidity in the markets for certain assets, our management may classify assets as Level 3 if they determine that observable quoted prices, obtained directly or indirectly, are not available. Management has determined that all of our contracts should be classified as Level 3. The valuation models used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

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

Below is a table showing the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through June 30, 2015.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain / (Loss)	Transfers / Reclasses	Balance June 30, 2015
Category A
NFL Contract	$1,053,157	$(1,033,866)	$48,723	$52,308	$592,772	$713,094
Endorsements	14,657	(58,660)	1,822	5,827	49,114	12,760
Category B
NFL Contract	926,130	(130,398)	165,657	77,077	(583,159)	455,307
Endorsements	67,183	(58,333)	29,907	(36,165)	(2,592)	—
Category C
NFL Contract	17,736,539	—	3,441,001	(4,340,515)	(125,991)	16,711,034
Endorsements	1,947,008	(1,246)	267,574	(1,130,857)	(137,934)	944,545
Post-Career	170,326	—	55,941	25,326	—	251,593
Total	$21,915,000	$(1,282,503)	$4,010,625	$(5,346,999)	$(207,790)	$19,088,333

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, please see Exhibit 99.1 “—  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Estimated Fair Value of Brand Contracts Consummated as of June 30, 2015

Michael Brockers Brand Contract, at Estimated Fair Value

On January 9, 2015 we entered into a brand contract with Michael Brockers and his affiliated company, Brockers Marketing, LLC. At that time we estimated the fair value of the brand contract to be approximately $3.4 million. On May 29, 2015, we completed the initial public offering of our Fantex Series Michael Brockers. On June 2, 2015, as consideration for ABI under the Michael Brockers brand contract, we paid Michael Brockers  $3.44 million less ABI due to us under the brand contract for the period between October 15, 2015 and May 29, 2015.

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying any	discount	applying any	discount	average
	discount rate(1)	rates	discount rate	rate	discount rate
Category A(2)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Current NFL Contract (2014)	$2,500,926	$2,351,224	3.46%	6.92%	4.50%
Endorsements	$—	$—	—%	—%	—%
Category B	$—	$—	—%	—%	—%
NFL Contract	$—	$—	—%	—%	—%
Endorsements (2015 and beyond)	$—	$—	—%	—%	—%
Category C	$69,823,275	$31,638,787	96.54%	93.08%	14.82%
Projected Player Contracts	$69,073,275	$31,375,089	95.51%	92.31%	14.79%
Projected Endorsements	$500,000	$239,548	0.69%	0.70%	16.25%
Projected Post-Career	$250,000	$24,150	0.35%	0.07%	20.00%
Total	$72,324,201	$33,990,011	100.0%	100.0%	14.46%

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

Below is a table showing the change in fair value of the Michael Brockers brand contract by Category A, Category B, and Category C from the brand contract inception date of October 15, 2014 through June 30, 2015.

Michael Brockers Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	Balance June 30, 2015
Category A
NFL Contract	$235,122	$(84,611)	$11,700	$3,363	$—	$165,574.00
Endorsements	—	—	—	—	—	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	3,178,508	—	637,945	—	—	3,816,453
Endorsements	23,955	(281)	5,837	(7,219)	—	22,292
Post-Career	2,415	—	756	—	—	3,171
Total	$3,440,000	$(84,892)	$656,238	$(3,856)	$—	$4,007,490

The most significant assumptions in our determination of fair value for Michael Brockers’s brand contract as of June 30, 2015 did not change from our initial value determination.

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

The most significant assumptions in our determination of fair value for Alshon Jeffery brand contract as of June 30, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Alshon Jeffery would have an NFL career length of at least 11 years; and
•

that during this time he would enter into additional NFL player contracts after 2015 NFL season for player contracts of at least for at least $84.3 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the Alshon Jeffery brand contract by Category A, Category B, and Category C from the brand contract inception date of September 18, 2014 through June 30, 2015.

Alshon Jeffery Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	Balance June 30, 2015
Category A
NFL Contract	$93,729	$(97,947)	$—	$17,274	$112,935	$125,991
Endorsements	2,488	(2,600)	—	112	—	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	18,616	(21,880)	4,690	—	(1,426)	—
Category C
NFL Contract	7,582,563	—	1,412,035	(1,802,092)	(125,991)	7,066,515
Endorsements	238,837	—	56,630	(16,463)	(9,418)	269,586
Post-Career	3,767	—	1,179	—	—	4,946
Total	$7,940,000	$(122,427)	$1,474,534	$(1,801,169)	$(23,900)	$7,467,038

The unrealized loss of $1.8 million is driven primarily by changes to our estimates for the timing and amounts of future cash flows.  In our valuation of the Alshon Jeffery Brand Contract, we assumed that Alshon Jeffery would renegotiate his contract prior to the 2015 NFL season and receive a 6 year, $79.4 million contract including a $17.8 million signing bonus and that in 2021, he would sign a 2 year, $20.7 million contract with a $1.5 million signing bonus. We no longer believe he will renegotiate his contract prior to the beginning of the 2015 NFL season. As a result of this change, we performed a reevaluation of Alshon Jeffery’s comparable contracts as of June 30, 2015. The decrease in comparable NFL player contracts resulted in a decrease in the fair value Alshon Jeffery’s brand contract. Additionally, they delay by one year in signing a new NFL player contract from the 2015 NFL season to the 2016 NFL season, decreased Alshon Jeffery’s second NFL contract length from a two year contract to a one year contract. Please refer to Note 4 for the effects of changes of unobservable inputs on fair values of brand contracts. We now believe that Alshon Jeffery will sign a 6 year, $76.8 million contract with an $18.3 million signing bonus before the beginning of the 2016 NFL season. In 2022, he would sign a 1 year, $7.5 million contract with a $1.6 million signing bonus.

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

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

The most significant assumptions in our determination of fair value for Mohamed Sanu’s brand contract as of June 30, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least 9 years; and
•	that during this time he would enter into additional NFL player contracts for at least $30.0 million in total.

Below is a table showing the change in fair value of the Mohamed Sanu brand contract by Category A, Category B, and Category C from the brand contract inception date of May 14, 2014 through June 30, 2015.

Mohamed Sanu Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	Balance June 30, 2015
Category A
NFL Contract	$56,459	$(40,376)	$5,801	$23,199	$105,835	$150,918
Endorsements	—	—	—	—	—	—
Category B
NFL Contract	56,198	—	12,739	78,721	(147,658)	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	1,423,885	—	363,957	194,523	—	1,982,365
Endorsements	19,845	(165)	5,125	(6,302)	(993)	17,510
Post-Career	3,613	—	1,301	561	—	5,475
Total	$1,560,000	$(40,541)	$388,923	$290,702	$(42,816)	$2,156,268

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

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

The most significant assumptions in our determination of fair value for EJ Manuel’s brand contract as of June 30, 2015 are:

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

Below is a table showing the change in fair value of the EJ Manuel brand contract by Category A, Category B, and Category C from the brand contact inception date of February 14, 2014 through June 30, 2015.

EJ Manuel Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	Balance June 30, 2015
Category A
NFL Contract	$330,125	$(73,200)	$21,479	$1,723	$(9,516)	$270,611
Endorsements	7,391	(18,668)	981	5,296	4,829	(171)
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	13,446	(898)	—	(12,548)	—	—
Category C
NFL Contract	3,616,729	—	604,242	(2,237,423)	—	1,983,548
Endorsements	985,417	(800)	144,199	(685,001)	(4,829)	438,986
Post-Career	21,892	—	12,614	—	—	34,506
Total	$4,975,000	$(93,566)	$783,515	$(2,927,953)	$(9,516)	$2,727,480

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1 “– Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

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

The most significant assumptions in our determination of fair value for Vernon Davis’s brand contract as of June 30, 2015 are:

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

Below is a table showing the change in fair value of the Vernon Davis brand contract by Category A, Category B, and Category C from brand contract inception date of October 30, 2013 through June 30, 2015.

Vernon Davis Brand Contract	Inception	Payments on Brand Contracts (ABI)	Increase in Present Value	Gain / (Loss)	Reclass / Transfers	Balance June 30, 2015
Category A
NFL Contract	$337,722	$(737,732)	$9,743	$6,749	$383,518	$—
Endorsements	4,778	(37,392)	841	419	44,285	12,931
Category B
NFL Contract	869,932	(130,398)	152,918	(1,644)	(435,501)	455,307
Endorsements	35,121	(35,555)	25,217	(23,617)	(1,166)	—
Category C
NFL Contract	1,934,854	—	422,822	(495,523)	—	1,862,153
Endorsements	678,954	—	55,783	(415,872)	(122,694)	196,171
Post-Career	138,639	—	40,091	24,765	—	203,495
Total	$4,000,000	$(941,077)	$707,415	$(904,723)	$(131,558)	$2,730,057

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1  “–  Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For a more detailed description of how we estimated the fair values of our brand contracts, see “Note 4—Investment In Brand Contracts, At Fair Value” in the notes to our financial statements.

Estimated Fair Value of Brand Contracts not Consummated as of June 30, 2015

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

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of March 26, 2015 through June 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

As discussed in the Notes to our Condensed Financial Statements, on July 14, 2015 the Company completed its initial public offers for 268,100 shares of its Fantex Series Jack Mewhort at a price of $10.00 per share for net proceeds of $2,520,140. On July 15, 2015, the Company paid Jack Mewhort $2.52 million (less $126,000 to be held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) to consummate the Jack Mewhort Brand Contract.

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

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of March 26, 2015 through June 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

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

For purposes of our financial statements and the notes thereto, cash received under the brand contract will either be recognized as a reduction of our carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction of carrying value or income (loss) from brand contracts will depend on the timing and amount of such cash receipt.

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

Vernon Davis Brand Contract

On May 2, 2014, we paid Vernon Davis a one-time cash amount of $4.0 million as consideration for the ABI under our brand contract with him. We have no further financial obligation to Vernon Davis other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

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

Michael Brockers Brand Contract

On June 2, 2015, we paid Michael Brockers a one-time cash amount of $3.44 million as consideration for the ABI under our brand contract with him.    We have no further financial obligation to Michael Brockers other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

Jack Mewhort Brand Contract

On July 15, 2015, we paid Jack Mewhort a one-time cash amount of $2.68 million as consideration for the ABI under our brand contract with him.  We have no further financial obligation to Jack Mewhort other than certain indemnity obligations. We have evaluated the impact of these indemnities on our financial statements and determined that they are not material.

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

Management Agreement

We have entered into a management agreement with our parent, pursuant to which our parent provides us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay our parent 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on our financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our parent at the time and the cost of those services.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Fantex Inc.’s principal executive officer and principal financial officer have concluded that, as of June 30, 2015,  Fantex Inc.’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by Fantex, Inc. in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in Fantex Inc.’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

EXHIBIT INDEX
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

Fantex, Inc.

August 14, 2015	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)