Form 10-Q
period 2015-09-30
Fantex, Inc.
filed 2015-11-13
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 13, 2015
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100

PART I — FINANCIAL INFORMATION

ITEM 1A.	Financial Statements
	Condensed Balance Sheets as of September 30, 2015 and December 31, 2014 (Unaudited)	4
	Condensed Statements of Operations for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	5
	Condensed Statements of Stockholders’ Equity for the period from January 1, 2014 to September 30, 2015 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 (Unaudited)	7
	Notes to Condensed Financial Statements (Unaudited)	8
ITEM 1B.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing LLC dated October 30, 2013 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	20
	Notes to Statements of Cash Receipts from Included Contracts for Vernon Davis (Unaudited)	22
ITEM 1C.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	24
	Notes to Statements of Cash Receipts from Included Contracts for EJ Manuel (Unaudited)	26
ITEM 1D.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	28
	Notes to Statements of Cash Receipts from Included Contracts for Mohamed Sanu (Unaudited)	30
ITEM 1E.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	32
	Notes to Statements of Cash Receipts from Included Contracts for Alshon Jeffery (Unaudited)	34
ITEM 1F.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	36
	Notes to Statements of Cash Receipts from Included Contracts for Michael Brockers (Unaudited)	38
ITEM 1G.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	40
	Notes to Statements of Cash Receipts from Included Contracts for Jack Mewhort (Unaudited)	42
ITEM 1H.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	44
	Notes to Statements of Cash Receipts from Included Contracts for Kendall Wright (Unaudited)	46
ITEM 1I.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Andrew Heaney dated September 10, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	48
	Notes to Statements of Cash Receipts from Included Contracts for Andrew Heaney (Unaudited)	50
ITEM 1J.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Terrance Williams dated September 17, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	52
	Notes to Statements of Cash Receipts from Included Contracts for Terrance Williams (Unaudited)	54
ITEM 1K.	Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Ryan Shazier dated September 23, 2015 for the three and nine months ended September 30, 2015 and 2014 (Unaudited)	56
	Notes to Statements of Cash Receipts from Included Contracts for Ryan Shazier (Unaudited)	58
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	60
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	87
ITEM 4.	Controls and Procedures	88

PART I — FINANCIAL INFORMATION

ITEM 1A: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$950,829	$929,440
Receivable from Contract Parties	198,347	60,487
Prepaid Assets	—	44,278
Investment in Brand Contracts, at Fair Value	21,829,927	7,221,182
Other Investments, at Cost	110,800	—
Total Assets	$23,089,903	$8,255,387
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to Parent	13,063	76,172
Total Liabilities	$13,063	$76,172
Commitments and Contingencies
Contributed Capital
Platform Common stock, $0.0001 par value (authorized 100,000,000 shares, 100,000,000 issued and outstanding)	$10,000	$10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	—
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	—
Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value (authorized 268,100 shares, 268,100 issued and outstanding)	27	—
Additional Paid in Capital	36,529,154	19,470,244
Accumulated Deficit	(13,462,571)	(11,301,139)
Total stockholders' equity	23,076,840	8,179,215
Total liabilities and stockholders' equity	$23,089,903	$8,255,387

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014		2015	2014
Income from Brand Contracts	$435,853		$287,930	$1,301,985	$463,110
Income from Other Investments	10,400		—	10,400	—
Total Income	446,253	—	287,930	1,312,385	463,110
Operating Expenses:
Personnel Costs	$365,926		$301,817	$1,088,529	$916,245
Professional Services	386,964		609,999	1,625,993	1,745,112
General and Administrative, Exclusive of Personnel Costs	146,791		137,293	515,885	435,563
Total Operating Expenses	899,681		1,049,109	3,230,407	3,096,920
Net Loss Before Income Taxes	(453,428)		(761,179)	(1,918,022)	(2,633,810)
Income Taxes	—		—	—	—
Net Loss	$(453,428)		$(761,179)	$(1,918,022)	$(2,633,810)
Net Income (Loss) Attributable to:
Platform Common stock	$(869,000)		$(1,020,856)	$(3,116,122)	$(3,016,171)
Fantex Series Vernon Davis Convertible Tracking Stock	83,343		78,925	283,156	201,609
Fantex Series EJ Manuel Convertible Tracking Stock	(312,989)		180,752	(170,755)	180,752
Fantex Series Mohamed Sanu Convertible Tracking Stock	75,169		—	229,372	—
Fantex Series Alshon Jeffery Convertible Tracking Stock	193,180		—	(131,433)	—
Fantex Series Michael Brockers Convertible Tracking Stock	117,743		—	728,634	—
Fantex Series Jack Mewhort Convertible Tracking Stock	259,126		—	259,126
Net Loss	$(453,428)		$(761,179)	$(1,918,022)	$(2,633,810)

Income (Loss) Per Share attributable to:
Platform Common stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.01)		$(0.01)	$(0.02)	$(0.03)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$0.20		$0.19	$0.67	$0.48
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$(0.60)		$0.35	$(0.33)	$0.35
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$0.46		$—	$1.40	$—
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$0.23		$—	$(0.16)	$—
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$0.33		$—	$2.01	$—
Fantex Series Jack Mewhort Convertible Tracking Stock
Basic and Diluted (weighted average shares — 268,100)	$0.97		$—	$0.97	$—

Cash Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock	$—		$—	$0.50	$0.70
Fantex Series Mohamed Sanu Convertible Tracking Stock	$—		$—	$0.20	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform		Tracking		Additional		Total
	Common Stock		Stocks		Paid-in-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	2,743,906	—	2,743,906
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock			421,100	42	4,000,408	—	4,000,450
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock	—	—	523,700	52	4,975,098	—	4,975,150
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(294,770)	(294,770)
Net Loss	—	—	—	—	—	(2,633,810)	(2,633,810)
Balance at September 30, 2014	100,000,000	$10,000	944,800	$94	$17,107,604	$(7,553,898)	$9,563,800
Contribution from Parent	—	—	—	—	801,806	—	801,806
Proceeds from offering of Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	164,300	16	1,560,834	—	1,560,850
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(126,330)	(126,330)
Net Loss	—	—	—	—	—	(3,620,911)	(3,620,911)
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contributions from Parent	—	—	—	—	3,157,917	—	3,157,917
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Proceeds from offering of Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	268,100	27	2,520,113	—	2,520,140
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Loss	—	—	—	—	—	(1,918,022)	(1,918,022)
Balance at September 30, 2015	100,000,000	$10,000	2,575,200	$257	$36,529,154	$(13,462,571)	$23,076,840

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net Loss	$(1,918,022)	$(2,633,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from Brand Contracts	(1,301,985)	(463,110)
Expenses Contributed From Parent	3,157,917	2,743,906
Changes in:
Prepaid Assets	44,278	179,586
Due to Parent	(63,109)	6,191
Purchase of Brand Contracts	(13,900,000)	(8,975,000)
Cash Receipts from Brand Contracts	455,380	535,768
Net cash used in operating activities	$(13,525,541)	$(8,606,469)
Investing Activities
Purchase of Other Investments	(110,800)	—
Net cash used in investing activities	$(110,800)	—
Financing Activities
Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering (net of $210,550 underwriting fees)		4,000,450
Proceeds from Fantex Series EJ Manuel Convertible Tracking Stock Offering (net of $261,850 underwriting fees)		4,975,150
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	7,940,100	—
Proceeds from Fantex Series Michael Brockers Convertible Tracking Stock Offering (net of $181,100 underwriting fees)	3,440,900	—
Proceeds from Fantex Series Jack Mewhort Convertible Tracking Stock Offering (net of $160,800 underwriting fees)	2,520,140	—
Dividends Paid	(243,410)	(294,770)
Net cash provided from financing activities	$13,657,730	$8,680,830
Net cash increase for period	21,389	74,361
Cash and Cash Equivalents at Beginning of Period	$929,440	$466,833
Cash and Cash Equivalents at End of Period	$950,829	$541,194
Non-Cash Financing Activities:
Contributions from Parent	$3,157,917	$2,743,906

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

All expenses except for the management fee incurred for the three and nine months ended September 30, 2015 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

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

•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:

o	the Company has limited experience managing brand contracts and limited historical performance data about its brand contracts;

o	the Company does not have any rights to require the Contract Party to take any actions to attract, maintain or otherwise generate brand income;

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

o

changes in government policy, legislation or regulatory interpretations could cause our business operations or offerings of tracking stocks to become subject to additional regulatory or legal requirements that may adversely affect our business operations and ability to offer additional tracking stocks; and

o

the leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict the Company’s ability or make it more costly for the Company to enter into future brand contracts.

•	The Company is dependent on the continued ability of the Parent to support operations until such time as the Company is capable of supporting its own operations.

2. TRACKING STOCKS

As of September 30, 2015, the Company had brand contracts in effect with each of the following contract parties and had created or intended to create a tracking stock related to these brand contracts:

Contract Party	Effective Date of Brand Contract	Tracking Stock Related to the Tracking Stock Brand
Ryan Shazier	September 23, 2015	**
Terrance Williams	September 17, 2015	**
Andrew Heaney	September 10, 2015	**
Kendall Wright	March 26, 2015	Fantex Series Kendall Wright
Jack Mewhort*	March 26, 2015	Fantex Series Jack Mewhort
Michael Brockers*	January 9, 2015	Fantex Series Michael Brockers
Alshon Jeffery*	September 18, 2014	Fantex Series Alshon Jeffery
Mohamed Sanu*	May 14, 2014	Fantex Series Mohamed Sanu
EJ Manuel*	February 14, 2014	Fantex Series EJ Manuel
Vernon Davis*	October 30, 2013	Fantex Series Vernon Davis

* The initial public offerings for these tracking stocks were completed prior to the date this Quarterly Report on Form 10-Q was filed with the SEC.

** The tracking stock related to the brand contract has not been created as of September 30, 2015.

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

 Under the terms of the management agreement, the Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then the Company would not owe any fee for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services.

The Company incurred management fee expenses pursuant to the management agreement of $4,004 and $6,444 for the three months ended September 30, 2015 and 2014, respectively, and $23,289 and $26,788 for the nine months ended September 30, 2015 and 2014, respectively. The management fee is included in the total expenses of $899,681 and $1,049,109 for the three months ended September 30, 2015 and 2014, respectively, and $3,230,407 and $3,096,920 for the nine months ended September 30, 2015 and 2014, respectively. The management fee represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except our management fee expense incurred for the three and nine months ended September 30,  2015) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended September 30, 2015 and 2014, the Parent incurred and allocated to the Company $895,406 and $862,224, respectively, of expenses directly related to the operations of Fantex. During the nine months ended September 30, 2015 and 2014, the Parent incurred and allocated to the Company $3,157,917 and $2,743,906, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three and nine months ended September 30,  2015.

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

The Company was allocated from the Parent $6,082 and $18,312 of stock compensation for the three and nine months ended September 30,  2015 respectively, and $6,091 and $18,697 for the three and nine months ended September 30, 2014. The key assumptions used by the Parent in the valuation model to value the stock option grants for the three and nine months ended September 30, 2015 and 2014 were:

Expected Term:	6.02	years
Risk Free Rate:	1.75%
Weighted Average Volatility:	65.50%
Expected Forfeiture Rate:	35.00%
Expected Dividend Rate:	0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of September 30, 2015 there are 45,106 shares and $43,625 of compensation expense to be expensed over the remaining 1.8-year vesting period.

The below table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 until September 30, 2015 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

						Parent's Purchase (2)		Directors' Purchase (2)
IPO Date	Tracking Stock	Shares	IPO Price	Gross Proceeds	Underwriting Discount (1)	Shares	Amount	Shares(3)	Amount
April 28, 2014	Fantex Series Vernon Davis	421,100	$10.00	$4,211,000	$210,550	102,454	$1,024,540	—	$—
July 21, 2014	Fantex Series EJ Manuel	523,700	$10.00	$5,237,000	$261,850	250,000	$2,500,000	27,934	$279,340
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$10.00	$1,643,000	$82,150	78,000	$780,000	10,365	$103,650
March 19, 2015	Fantex Series Alshon Jeffery	835,800	$10.00	$8,358,000	$417,900	400,000	$4,000,000	203,994	$2,039,940
May 29, 2015	Fantex Series Michael Brockers	362,200	$10.00	$3,622,000	$181,100	162,993	$1,629,930	92,900	$929,000
July 14, 2015	Fantex Series Jack Mewhort	268,100	$10.00	$2,681,000	$160,860	124,014	$1,240,140	69,520	$695,200

(1)	Paid as compensation to Fantex Brokerage Services, LLC, an affiliated broker-dealer.
(2)

As of September 30, 2015, the Parent and the Parent’s directors hold the indicated positions in the tracking stocks. The Parent and the Parent’s directors are precluded from selling their positions in the tracking stocks within 180 days of effectiveness of the offering and unless it is done through a registered public offering.

(3)

Includes 34,414 shares of Fantex Series Alshon Jeffery, 18,000 shares of Fantex Series Michael Brockers and 13,400 shares of Fantex Series Jack Mewhort owned by Lily Beirne, the spouse of David Beirne, the Chairman of our Parent’s Board of Directors.

4. INVESTMENT IN BRAND CONTRACTS, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of September 30, 2015, our brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

As of September 30, 2015 the Company had six brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at September 30, 2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of September 30, 2015, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts, the Company’s valuation professionals used proprietary valuation models. Using statistical analysis, the Company’s valuation professionals determined a set of players that were comparable in caliber to the Contract Party and, based on the career lengths of the players in the data set, arrived at an estimated career length for the Contract Party.

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $21,829,927 as of September 30, 2015.

The table below presents additional data about our Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2015 were as follows:

	Three Months Ended September 30, 2015
Brand Contract	Balance June 30, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Reclassified to Receivables	Balance September 30, 2015
Vernon Davis Brand Contract	$2,730,057	$—	$(13,370)	$2,646	$82,180	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,727,480	—	(2,543)	(411,117)	81,935	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,156,268	—	—	888	78,237	(28,709)	2,206,684
Alshon Jeffery Brand Contract	7,467,038	—	—	(2,309)	206,690	(29,354)	7,642,065
Michael Brockers Brand Contract	4,007,490	—	—	347	123,593	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$19,088,333	$2,520,000	$(15,913)	$(416,835)	$852,689	$(198,347)	$21,829,927

	Nine Months Ended September 30, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Reclassified to Receivables	Balance September 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(131,391)	$71,837	$234,735	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,582,389	—	(8,921)	(414,441)	236,728	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	21,791	224,505	(28,709)	2,206,684
Alshon Jeffery Brand Contract	—	7,940,000	(146,327)	(740)	(121,514)	(29,354)	7,642,065
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,509)	779,830	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$7,221,182	$13,900,000	$(394,894)	$(332,352)	$1,634,338	$(198,347)	$21,829,927

Our measurements of changes to the fair value of brand contracts began in the quarter ended June 30, 2014. Changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2014 were as follows:

	Three Months Ended September 30, 2014
Brand Contract	Balance June 30, 2014	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gain	Balance September 30, 2014
Vernon Davis Brand Contract	$3,768,312	$—	$(109,985)	$(17,957)	$113,483	$3,753,853
EJ Manuel Brand Contract	—	4,975,000	(18,914)	(265,879)	458,282	5,148,489
Total Brand Contracts	$3,768,312	$4,975,000	$(128,899)	$(283,836)	$571,765	$8,902,342

	Nine Months Ended September 30, 2014
Brand Contract	Balance December 31, 2013	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gain	Balance September 30, 2014
Vernon Davis Brand Contract	$—	$4,000,000	$(516,854)	$(12,469)	$283,176	$3,753,853
EJ Manuel Brand Contract	—	4,975,000	(18,914)	(265,879)	458,282	5,148,489
Total Brand Contracts	$—	$8,975,000	$(535,768)	$(278,348)	$741,458	$8,902,342

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

On March 19, 2015, the Company paid $7,940,000 as consideration for future payments as defined under the Alshon Jeffery Brand Contract.

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

On July 15, 2015, the Company paid $2,520,000 (less $126,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to Fantex) as consideration for future payments as defined under the Jack Mewhort Brand Contract.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The table below summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contract fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	14.4%
Career Length	Increase	Career Length	Decrease	3 - 16 years	10.0	years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.5 million - $60 million	$ 21.6	million

5. INCOME TAXES

For the nine months ended September 30, 2015 and 2014, no income tax expense or benefit was recognized.

At the periods ended below deferred tax assets consisted of the following:

	September 30, 2015	December 31, 2014
Deferred tax assets:
Net operating loss carry-forward	$4,732,000	$4,465,000
Valuation allowance	(4,732,000)	(4,465,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $4,732,000 and $4,465,000 against the deferred tax asset as of September 30, 2015 and December 31, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of September 30, 2015 we have federal and state income tax net operating loss carry-forwards of $3,768,000 and $964,000, respectively, which will expire at various dates from 2032 through 2035. Such net operating loss carry-forwards will expire as follows:

2032	$460,000
2033	1,267,000
2034	1,767,000
2035	1,238,000
Total	$4,732,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of September 30, 2015 or December 31, 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At September 30, 2015 and December 31, 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

6. EARNINGS PER SHARE

Income (Loss) per share—The Company computes net income (loss) per share of its platform common stock and tracking stocks using the two-class method in the financial statements. Basic income (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options or unvested restricted common shares.

As of September 30, 2015, the Company's capital structure consists of seven series of common stocks as listed on the Company’s condensed balance sheets in this Quarterly Report on Form 10-Q.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. For additional information about tracking stocks, see Note 2.

The following tables show the calculation of net income (loss) for the platform common stock and the six tracking stocks for the three and nine months ended September 30, 2015:

	For the three months ended September 30, 2015
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)(3)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$22,312	$895,116	$(3,804)	$891,312	$(869,000)
Fantex Series Vernon Davis Convertible Tracking Stock	90,464	3,884	3,237	7,121	83,343
Fantex Series EJ Manuel Convertible Tracking Stock	(312,723)	145	121	266	(312,989)
Fantex Series Mohamed Sanu Convertible Tracking Stock	75,169	—	—	—	75,169
Fantex Series Alshon Jeffery Convertible Tracking Stock	194,162	536	446	982	193,180
Fantex Series Michael Brockers Convertible Tracking Stock	117,743	—	—	—	117,743
Fantex Series Jack Mewhort Convertible Tracking Stock	259,126	—	—	—	259,126
Total	$446,253	$899,681	$—	$899,681	$(453,428)

	For the nine months ended September 30, 2015
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)(3)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$65,619	$3,203,865	$(22,124)	$3,181,741	$(3,116,122)
Fantex Series Vernon Davis Convertible Tracking Stock	301,123	9,800	8,167	17,967	283,156
Fantex Series EJ Manuel Convertible Tracking Stock	(168,827)	1,052	876	1,928	(170,755)
Fantex Series Mohamed Sanu Convertible Tracking Stock	233,981	2,510	2,099	4,609	229,372
Fantex Series Alshon Jeffery Convertible Tracking Stock	(116,142)	8,341	6,950	15,291	(131,433)
Fantex Series Michael Brockers Convertible Tracking Stock	737,505	4,839	4,032	8,871	728,634
Fantex Series Jack Mewhort Convertible Tracking Stock	259,126	—	—	—	259,126
Total	$1,312,385	$3,230,407	$—	$3,230,407	$(1,918,022)

The following tables show the calculation of net income (loss) for the platform common stock and the two tracking stocks for the three and nine months ended September 30, 2014. Our tracking stock attribution started in the quarter ended June 30, 2014. Prior to this, all costs were attributed solely to the Platform Common Stock.

	For the three months ended September 30, 2014
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$14,396	$1,041,375	$(6,123)	$1,035,252	$(1,020,856)
Fantex Series Vernon Davis Convertible Tracking Stock	90,749	6,599	5,225	11,824	78,925
Fantex Series EJ Manuel Convertible Tracking Stock	182,785	1,135	898	2,033	180,752
Total	$287,930	$1,049,109	$—	$1,049,109	$(761,179)

	For the nine months ended September 30, 2014
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$23,154	$3,064,774	$(25,449)	$3,039,325	$(3,016,171)
Fantex Series Vernon Davis Convertible Tracking Stock	257,171	31,011	24,551	55,562	201,609
Fantex Series EJ Manuel Convertible Tracking Stock	182,785	1,135	898	2,033	180,752
Total	$463,110	$3,096,920	$—	$3,096,920	$(2,633,810)

(1)

In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the platform common stock with the remaining 95% attributed to the associated tracking stock.

(2)	Pursuant to the management agreement with our Parent, the management fee is calculated as 5% of the cash receipts from the brand contracts, during the relevant periods.
(3)	Attributed income also includes income from other investments.

During the three and nine months ended September 30, 2015, we collected cash and attributed the management fee per the table below:

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$68,152	$3,237	$170	$3,407
EJ Manuel Brand Contract	2,543	121	6	127
Mohamed Sanu Brand Contract	—	—	—	—
Alshon Jeffery Brand Contract	9,395	446	24	470
Michael Brockers Brand Contract	—	—	—	—
Jack Mewhort Brand Contract	—	—	—	—
Three Months Ended September 30, 2015	$80,090	$3,804	$200	$4,004

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$171,938	$8,167	$431	$8,598
EJ Manuel Brand Contract	18,438	876	46	922
Mohamed Sanu Brand Contract	44,187	2,099	110	2,209
Alshon Jeffery Brand Contract	146,326	6,950	366	7,316
Michael Brockers Brand Contract	84,891	4,032	212	4,244
Jack Mewhort Brand Contract	—	—	—	—
Nine Months Ended September 30, 2015	$465,780	$22,124	$1,165	$23,289

During the three and nine months ended September 30, 2014, we collected cash and attributed the management fee per the table below. There were no management fees charged to the Company from our Parent prior to April 28, 2014.

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$109,985	$5,224	$275	$5,499
EJ Manuel Brand Contract	18,914	898	47	945
Three Months Ended September 30, 2014	$128,899	$6,122	$322	$6,444

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$516,854	$24,551	$1,292	$25,843
EJ Manuel Brand Contract	18,914	898	47	945
Nine Months Ended September 30, 2014	$535,768	$25,449	$1,339	$26,788

The total management fee is included in the direct expenses of the platform common stock.

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

On May 29, 2015, the Company completed the initial public offering of 362,200 shares of Fantex Series Michael Brockers, raising gross proceeds of $3,622,000.

On July 14, 2015, the Company completed the initial public offering of 268,100 shares of Fantex Series Jack Mewhort, raising gross proceeds of $2,681,000.

On July 30, 2015 the Company paid a previously declared cash dividend of $0.20 per share to the holders of record of Fantex Series Mohamed Sanu as of the close of business on June 30, 2015.

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

On September 10, 2015, Fantex entered into a brand contract with Andrew Heaney (the “Andrew Heaney Brand Contract”), a professional baseball player in Major League Baseball (“MLB”). This brand contract entitles Fantex to receive 10% of Andrew Heaney’s brand income after January 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Andrew Heaney a one-time cash amount of $3.34 million contingent upon our ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Andrew Heaney under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Andrew Heaney. According to the terms of the Andrew Heaney Brand Contract, Andrew Heaney is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Andrew Heaney. Our ABI under the brand contract is contingent upon our payment of the purchase price.

On September 17, 2015, Fantex entered into a brand contract with Terrance Williams (the “Terrance Williams Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Terrance Williams brand income after February 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Terrance Williams a one-time cash amount of $3.06 million contingent upon our ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Terrance Williams under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Terrance Williams. According to the terms of the Terrance Williams Brand Contract, Terrance Williams is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Terrance Williams. Our ABI under the brand contract is contingent upon our payment of the purchase price.

On September 23, 2015, Fantex entered into a brand contract with Ryan Shazier (the “Ryan Shazier Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Ryan Shazier’s brand income after September 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Ryan Shazier a one-time cash amount of $3.11 million contingent upon our ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Ryan Shazier under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Ryan Shazier. According to the terms of the Ryan Shazier Brand Contract, Ryan Shazier is not obligated to make payments to us until the upfront payment is made by us to him. As such, there is no currently required payment due to Fantex by Ryan Shazier. Our ABI under the brand contract is contingent upon our payment of the purchase price.

9. SUBSEQUENT EVENT

On November 10, 2015 the Company and Arian Foster mutually agreed to terminate the Arian Foster Brand Contract.

ITEM 1B: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$768	$829	$768	$829
Contractual NFL post regular season receipts	—	—	—	86
Contractual NFL player performance incentives receipts	75	75	293	75
Total receipts from NFL player contract	843	904	1,061	990
Receipts from other included contracts	149	195	1,160	316
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$992	$1,099	$2,221	$1,306

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Vernon Davis and his affiliate The Duke Marketing, LLC dated October 30, 2013 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Vernon Davis and his affiliate The Duke Marketing, LLC (together, the “Contract Party”) dated October 30, 2013 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract after the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex. The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 1C: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr.  and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$214	$95	$214	$95
Contractual NFL player performance incentives receipts	—	—	18	—
Total receipts from NFL player contract	214	95	232	95
Receipts from other included contracts	41	48	87	254
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$255	$143	$319	$349

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC dated February 14, 2014 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Erik “EJ” Manuel, Jr. and his affiliate Kire Enterprises, LLC (together, the “Contract Party”) dated February 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts are only earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.  The

Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM  1D: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

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

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$272	$139	$272	$139
Contractual NFL post regular season receipts	—	—	22	23
Contractual NFL player performance incentive payments	—	—	210	—
Total receipts from NFL player contract	272	139	504	162
Receipts from other included contracts	15	—	15	7
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$287	$139	$519	$169

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Mohamed Sanu dated May 14, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Mohamed Sanu (the “Contract Party”) dated May 14, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 1E: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014.

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

(Unaudited)

(Amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$113	$133	$113	$168
Contractual NFL player performance incentive payments	44	—	145	53
Total receipts from NFL player contract	157	133	258	221
Receipts from other included contracts	68	12	220	59
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$225	$145	$478	$280

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 13% of the Contract Party’s cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (such monies, the “acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party’s name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

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

ITEM 1F: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Michael Brockers and his affiliate Brockers Marketing, LLC (together, the "Contract Party") dated January 9, 2015 (the "Brand Contract"), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for three and nine months ended September 30, 2015 and 2014.

Investors in our Fantex Series Michael Brockers Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Michael Brockers”) are investing in Fantex and not in the Brand Contract or Michael Brockers. However, Fantex Series Michael Brockers is intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand. Only Fantex will have rights under the Brand Contract and recourse against Michael Brockers.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$199	$148	$199	$148
Contractual NFL player performance incentive payments	—	5	34	5
Total receipts from NFL player contract	199	153	233	153
Receipts from other included contracts	13	10	15	10
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$212	$163	$248	$163

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Michael Brockers and his affiliate Brockers Marketing, LLC dated January 9, 2015

 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Michael Brockers and his affiliate Brockers Marketing, LLC (together the “Contract Party”) dated January 9, 2015 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

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

The Brand Contract became effective May 29, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Michael Brockers Brand.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

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

ITEM 1G: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Jack Mewhort Convertible Tracking Stock, par value of $0.0001 (“Fantex Series Jack Mewhort”) are investing in Fantex and not in the Brand Contract or Jack Mewhort. However, Fantex Series Jack Mewhort is intended to track and reflect the separate economic performance of the assets to be attributed to the Jack Mewhort Brand. Only Fantex will have rights under the Brand Contract and recourse against Jack Mewhort.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$103	$99	$103	$99
Contractual NFL player signing bonus receipts	—	—	413	506
Contractual NFL post regular season receipts	—	—	92	—
Contractual NFL player performance incentive payments	—	—	191	—
Total receipts from NFL player contract	103	99	799	605
Receipts from other included contracts	—	—	—	—
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$103	$99	$799	$605

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Jack Mewhort dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Jack Mewhort (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The Brand Contract became effective July 14, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Jack Mewhort Brand.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.  The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

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

ITEM 1H: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Kendall Wright are investing in Fantex and not in the Brand Contract or Kendall Wright. However, the Fantex Series Kendall Wright is intended to track and reflect the separate economic performance of the assets to be attributed to the Kendall Wright Brand. Only Fantex will have rights under the Brand Contract and recourse against Kendall Wright.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$74	$48	$454	$368
Contractual NFL player signing bonus receipts	—	567	—	567
Contractual NFL player performance incentive payments	—	—	673	—
Total receipts from NFL player contract	74	615	1,127	935
Receipts from other included contracts	19	—	55	36
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$93	$615	$1,182	$971

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Kendall Wright dated March 26, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Kendall Wright (together with any affiliates, the “Contract Party”) dated March 26, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Kendall Wright Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful, the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

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

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 13, 2015. Fantex is not aware of any events that have occurred subsequent to September 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

 ITEM 1I: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Andrew Heaney dated September 10, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Andrew Heaney (together with any affiliates, the “Contract Party”) dated September 10, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

 Investors in our Fantex Series Andrew Heaney are investing in Fantex and not in the Brand Contract or Andrew Heaney. However, the Fantex Series Andrew Heaney is intended to track and reflect the separate economic performance of the assets to be attributed to the Andrew Heaney Brand. Only Fantex will have rights under the Brand Contract and recourse against Andrew Heaney.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Andrew Heaney dated September 10, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual MLB player receipts	$256	$116	$316	$161
Total receipts from MLB player contract	256	116	316	161
Receipts from other included contracts	3	33	4	33
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$259	$149	$320	$194

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Andrew Heaney dated September 10, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Andrew Heaney (together with any affiliates, the “Contract Party”) dated September 10, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a baseball player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Andrew Heaney Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful, the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

The Statements of Cash Receipts from Included Contracts are presented in accordance with accounting principles generally accepted in the United States of America.

Note 2. Summary of Significant Accounting Policies

Contractual MLB player receipts— These receipts are recorded based on the cash received by the Contract Party for being on the roster for MLB games, paid throughout the season.

Contractual MLB signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party’s MLB contract, paid on multiple dates as set forth in the MLB player contract.

Contractual MLB player performance incentives receipts— These receipts are recorded based on the cash received from various incentives included in the Contract Party’s MLB player contract and the additional bonus opportunities under the Basic Agreement between the MLB teams and the Major League Baseball Players Association.

Receipts from other included contracts—These receipts are recorded based on the cash, or other consideration received from the Contract Party’s other contracts subject to the Brand Contract, such as endorsements for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on September 10, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 13, 2015. Fantex is not aware of any events that have occurred subsequent to September 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1J: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Terrance Williams dated September 17, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Terrance Williams (together with any affiliates, the “Contract Party”) dated September 17, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Terrance Williams are investing in Fantex and not in the Brand Contract or Terrance Williams. However, the Fantex Series Terrance Williams is intended to track and reflect the separate economic performance of the assets to be attributed to the Terrance Williams Brand. Only Fantex will have rights under the Brand Contract and recourse against Terrance Williams.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Terrance Williams dated September 17, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$72	$92	$103	$116
Contractual NFL post regular season receipts	—	—	48	—
Contractual NFL player performance incentive payments	10	164	169	164
Total receipts from NFL player contract	82	256	320	280
Receipts from other included contracts	34	13	61	55
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$116	$269	$381	$335

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Terrance Williams dated September 17, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Terrance Williams (together with any affiliates, the “Contract Party”) dated September 17, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Terrance Williams Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful, the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

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

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on September 17, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 13, 2015. Fantex is not aware of any events that have occurred subsequent to September 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 1K: Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Ryan Shazier dated September 23, 2015

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Ryan Shazier (together with any affiliates, the “Contract Party”) dated September 23, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014 (“Statement of Cash Receipts from Included Contracts”).

Investors in our Fantex Series Ryan Shazier are investing in Fantex and not in the Brand Contract or Ryan Shazier. However, the Fantex Series Ryan Shazier is intended to track and reflect the separate economic performance of the assets to be attributed to the Ryan Shazier Brand. Only Fantex will have rights under the Brand Contract and recourse against Ryan Shazier.

Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Ryan Shazier dated September 23, 2015
(Amounts in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT
Contractual NFL player receipts	$150	$74	$150	$74
Contractual NFL player signing bonus receipts	—	—	—	3,500
Contractual NFL post regular season receipts	—	—	24	—
Contractual NFL player performance incentive payments	—	—	29	—
Total receipts from NFL player contract	150	74	203	3,574
Receipts from other included contracts	20	23	55	79
TOTAL RECEIPTS FROM INCLUDED CONTRACTS SUBJECT TO THE BRAND CONTRACT	$170	$97	$258	$3,653

The notes are an integral part of these statements

Notes to Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Ryan Shazier dated September 23, 2015
 (Unaudited)

Note 1. Basis of Presentation

The accompanying Statement of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Ryan Shazier (together with any affiliates, the “Contract Party”) dated September 23, 2015 (the “Brand Contract”), presents the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the three and nine months ended September 30, 2015 and 2014  (the “Statements of Cash Receipts from Included Contracts”).

Unaudited Interim Financial Statements—The accompanying interim Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014 and the related information contained in the notes to the statements are unaudited. The unaudited interim information has been prepared on the same basis as the annual Statements of Cash Receipts from Included Contracts and, in the opinion of management, reflects all adjustments, which include only normal recurring adjustments, necessary to present fairly the Statements of Cash Receipts from Included Contracts for the three and nine months ended September 30, 2015 and 2014.

The Brand Contract entitles Fantex to 10% of the Contract Party's cash or other consideration received from included contracts from the effective date of the Brand Contract and cash or other consideration received from future contracts resulting from certain activities of the Contract Party (“acquired brand income” or “ABI”). These certain activities, defined under the terms of the Brand Contract as the “Field,” include activities in or substantially related to being a football player, broadcasting, coaching, motion pictures, television, radio, music, literary, talent engagements, personal appearances, public appearances in places of amusement and entertainment, records and recording, publications, and the use or license of Contract Party's name, voice, likeness, biography or talents for purposes of advertising and trade, including without limitation sponsorships, endorsements and appearances, and any other activities in which Contract Party uses or licenses its name, likeness or reputation to generate cash or other consideration received, unless such activities are specifically excluded by the Brand Contract. In the event that there is any ambiguity as to whether an activity is in the Field, Fantex and the Contract party shall discuss in good faith to consider whether such activity is of the type typically performed by the Contract Party in the principal business (such activities may include sports casting, coaching, acting as spokesperson, etc.). If a resolution is not reached within 30 days from the initial discussions Fantex or the Contract Party may remit the matter to arbitration.

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

The effectiveness of the Brand Contract is subject to the successful acquisition of financing, which Fantex intends to acquire by conducting a registered public offering ("Offering") of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Ryan Shazier Brand, unless such condition is otherwise waived by Fantex. If the Offering is not successful, the Brand Contract is not expected to be effective and in such case Fantex will not have rights to collect any future cash receipts under the Brand Contract.

These Statements of Cash Receipts from Included Contracts were prepared from the historical records of the Contract Party and are not intended to be a complete presentation of the Contract Party’s cash receipts. Cash receipts will only be earned by Fantex under the Brand Contract subsequent to the effective date of the Brand Contract. In the event the Contract Party does not receive cash or other consideration, no amounts are due to Fantex.

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

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. Contracts that existed at the signing on September 23, 2015 of the Brand Contract which are renewals of previous contracts with the same counterparty and which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent events

Fantex has evaluated activity after September 30, 2015 until the date of issuance of the Statements of Cash Receipts from Included Contracts on November 13, 2015. Fantex is not aware of any events that have occurred subsequent to September 30, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K. In addition, the following discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as incorporated herein.  However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We acquire the minority interest by negotiating a significant upfront payment in exchange for the future income streams of the counter party and entering into a contract (which we refer to as a “brand contract”). We finance the purchase price of each brand contract through an initial public offering of a tracking stock linked to the value of such brand.

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

As of September 30, 2015, we  had brand contracts with each of the following contract parties:

Contract Party	Primary Career	Effective Date of Brand Contract	Brand Income % Payable to Us	Purchase Price for the Brand Contract
Ryan Shazier	Linebacker for the Pittsburgh Steelers	September 23, 2015	10%	$3.11	million
Terrance Williams	Wide Receiver for the Dallas Cowboys	September 17, 2015	10%	$3.06	million
Andrew Heaney	Pitcher for the Los Angeles Angels	September 10, 2015	10%	$3.34	million
Kendall Wright	Wide Receiver for the Tennessee Titans	March 26, 2015	10%	$3.13	million
Jack Mewhort(1)	Offensive Tackle for the Indianapolis Colts	March 26, 2015	10%	$2.52	million
Michael Brockers and his affiliated professional services company, Brockers Marketing, LLC(1)	Defensive Tackle for the St. Louis Rams	January 9, 2015	10%	$3.44	million
Alshon Jeffery and his affiliated professional services company, Ben and Jeffery, Inc.(1)	Wide Receiver for the Chicago Bears	September 18, 2014	13%	$7.94	million
Mohamed Sanu(1)	Wide Receiver for the Cincinnati Bengals	May 14, 2014	10%	$1.56	million
EJ Manuel and his affiliated professional services company, Kire Enterprises LLC(1)	Quarterback for the Buffalo Bills	February 14, 2014	10%	$4.98	million
Vernon Davis and his affiliated professional services company, The Duke Marketing LLC(1)	Tight end for the San Francisco Forty Niners(2)	October 30, 2013	10%	$4.00	million
Arian Foster and his affiliated professional services company, The Ugly Duck, LLC(3)	Running back for the Houston Texans	February 28, 2013	20%	$10.00	million

(1)	The initial public offerings for these tracking stocks were completed prior to the date this Quarterly Report on Form 10-Q was filed with the SEC.
(2)	In November 2015 Vernon Davis was traded to the Denver Broncos.
(3)

On November 10, 2015 Fantex and Arian Foster mutually agreed to terminate Fantex’s brand contract with Arian Foster and The Ugly Duck, LLC (a professional services company affiliated with Arian Foster) dated February 28, 2013.

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

Brand Contract and Tracking Stock Initial Public Offering Activity During the Three and Nine Months Ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Brand Contracts signed(1)	3	1	6	3
Brand Contracts consummated(2)	1	1	3	2

(1)	See Note 2, “Tracking Stocks in the Notes to Condensed Financial Statements,” for a discussion of the brand contracts signed during the three and nine months ended September 30, 2015 and 2014.

(2)

See Note 7, “Stockholders’ Equity to the Notes to Condensed Financial Statements,” for a discussion of the completed initial public offerings during the three and nine months ended September 30, 2015 and 2014. For additional discussion of this activity, see the section entitled “Liquidity and Capital Resources” beginning on page 67.

Results of Operations

Three and nine months ended September 30,  2015 and 2014

Income from Brand Contracts

We first began to generate income in the quarter ended June 30, 2014. The income generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We account for our brand contracts at estimated fair market value, as more fully described in the Note 4, “Investment In Brand Contracts in the Notes to Condensed Financial Statements”.

During the three and nine months ended September 30, 2015,  the change in fair value of our brand contract portfolio resulted in income of $435,853 and $1,301,985, respectively, compared to income of $287,930 and $463,110, respectively, for the three and nine months ending September 30, 2014.  The year-over-year change was primarily the result of acquiring additional contracts, the change in fair value of our brand contract portfolio resulting from the increase in present value of the brand contracts as the cash flows are brought closer to the present, and to a lesser extent from net gains resulting from the receipt of cash payments due to us under those contracts.  In addition, during the second quarter of 2015, we changed the estimates of certain cash flows under our brand contract with Alshon Jeffery, as described below.  Also, during the third quarters of 2015 and 2014, we changed the estimates of certain cash flows under our brand contract with EJ Manuel, as described below.

The change in the fair value of our brand contracts for the three months ended September 30, 2015 is summarized below:

	Three Months Ended September 30, 2015
Brand Contract	Balance June 30, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Reclassified to Receivables	Balance September 30, 2015
Vernon Davis Brand Contract	$2,730,057	$—	$(13,370)	$2,646	$82,180	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,727,480	—	(2,543)	(411,117)	81,935	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,156,268	—	—	888	78,237	(28,709)	2,206,684
Alshon Jeffery Brand Contract	7,467,038	—	—	(2,309)	206,690	(29,354)	7,642,065
Michael Brockers Brand Contract	4,007,490	—	—	347	123,593	(21,199)	4,110,231
Jack Mewhort Brand Contract(3)	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$19,088,333	$2,520,000	$(15,913)	$(416,835)	$852,689	$(198,347)	$21,829,927

The change in the fair value of our brand contracts for the nine months ended September 30, 2015 is summarized below:

	Nine Months Ended September 30, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Reclassified to Receivables	Balance September 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(131,391)	$71,837	$234,735	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,582,389	—	(8,921)	(414,441)	236,728	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	21,791	224,505	(28,709)	2,206,684
Alshon Jeffery Brand Contract(1)	—	7,940,000	(146,327)	(740)	(121,514)	(29,354)	7,642,065
Michael Brockers Brand Contract(2)	—	3,440,000	(84,891)	(3,509)	779,830	(21,199)	4,110,231
Jack Mewhort Brand Contract(3)	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$7,221,182	$13,900,000	$(394,894)	$(332,352)	$1,634,338	$(198,347)	$21,829,927

(1)

During the nine months ended September 30, 2015, the unrealized loss includes the increase in present value for the Alshon Jeffery Brand Contract for the period from the contract inception date of September 7, 2014 through September 30, 2015. During the nine months ended September 30, 2015, payments on brand contracts included $113,492 related to the period from the contract inception date through December 31, 2014. For the period January 1, 2015 through September 30, 2015, payments on brand contracts were $32,835.

(2)

During the nine months ended September 30, 2015, the unrealized gain includes the increase in present value for the Michael Brockers Brand Contract for the period from the contract inception date of October 15, 2014 through September 30, 2015.  During the nine months ended September 30, 2015, payments on brand contracts included $81,247 related to the period from the contract inception date through December 31, 2014. For the period January 1, 2015 through September 30, 2015, payments on brand contracts were $3,644.

(3)

During the three and nine months ended September 30, 2015, the unrealized gain includes the increase in present value for the Jack Mewhort Brand Contract for the period from the contract inception date of February 15, 2015 through September 30, 2015. During the nine months ended September 30, 2015, Jack Mewhort received payments of $798,806 from included contracts subject to the Brand Contract of which $102,784 was received after the contract inception date and is included in ABI during the three and nine months ended September 30, 2015. This amount, at the brand income percentage payable to us of 10%, is included in Receivable from Contract Parties on our Condensed Balance Sheets as of September 30, 2015.

All of our contracts performed generally as anticipated in the three and nine month periods ended September 30, 2015 except for our contracts with EJ Manuel and Alshon Jeffery.

Our valuation of the EJ Manuel Brand Contract for the three and nine months ended September 30, 2015, reflects a reduction in estimated ABI of approximately $0.4 million from lower estimated future endorsement income as a result of the impact of EJ Manuel not obtaining the starting quarterback position of the Buffalo Bills as previously projected in his endorsement income estimates. We also reviewed the fair value assumptions of his current and future NFL contracts including career length and the composition of the comparable contracts. We have concluded that as of September 30, 2015, these assumptions remain reasonable as his current comparable contracts include a representative mix of starting, journeymen and back-up quarterback comparable players.

In our initial valuation of the Alshon Jeffery Brand Contract, we assumed that Alshon Jeffery would renegotiate his contract prior to the 2015 NFL season and receive a six year, $79.4 million contract including a $17.8 million signing bonus and that in 2021, he would sign a two year, $20.7 million contract with a $1.5 million signing bonus. During the second quarter of 2015, we no longer believed he would renegotiate his contract prior to the beginning of the 2015 NFL season. As a result of this change, we performed a revaluation of Alshon Jeffery’s comparable contracts as of June 30, 2015.  The decrease in comparable NFL player contracts resulted in a decrease in the fair value of Alshon Jeffery’s brand contract. We now estimate that Alshon Jeffery will sign a six year, $76.8 million contract with an $18.3 million signing bonus before the beginning of the 2016 NFL season and in 2022, he will sign a one year, $7.5 million contract with a $1.6 million signing bonus. See Note 4, “Investment In Brand Contracts, At Fair Value in the Notes to Condensed Financial Statements,” for the effects of changes of unobservable inputs on fair values of brand contracts.

The changes in our estimates for the timing and amounts of these new cash flows as a result of the above revaluation resulted in an unrealized loss of approximately $1.8 million for the Alshon Jeffery Brand Contract recorded during the nine months ended September 30, 2015. This unrealized loss was partially offset by an increase in the net present value of expected cash flows from this brand contract of approximately $1.7 million during the nine months ended September 30, 2015.

We made no other material changes to our assumptions in determining brand income for the three or nine months ended September 30,  2015 other than as described above. See additional information on our brand contract valuations in “Critical Accounting Policies— Fair Value of Financial Instruments— Brand Contract Values” beginning on page 71.

The change in the fair value of our brand contracts for the three months ended September 30, 2014 is summarized below:

	Three Months Ended September 30, 2014
Brand Contract	Balance June 30, 2014	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gain	Balance September 30, 2014
Vernon Davis Brand Contract	$3,768,312	$—	$(109,985)	$(17,957)	$113,483	$3,753,853
EJ Manuel Brand Contract(2)	—	4,975,000	(18,914)	(265,879)	458,282	5,148,489
Total Brand Contracts	$3,768,312	$4,975,000	$(128,899)	$(283,836)	$571,765	$8,902,342

The change in the fair value of our brand contracts for the nine months ended September 30, 2014 is summarized below:

	Nine Months Ended September 30, 2014
Brand Contract	Balance December 31, 2013	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gain	Balance September 30, 2014
Vernon Davis Brand Contract(1)	$—	$4,000,000	$(516,854)	$(12,469)	$283,176	$3,753,853
EJ Manuel Brand Contract(2)	—	4,975,000	(18,914)	(265,879)	458,282	5,148,489
Total Brand Contracts	$—	$8,975,000	$(535,768)	$(278,348)	$741,458	$8,902,342

(1)

During the nine months ended September 30, 2014, the unrealized gain includes the increase in present value for the Vernon Davis Brand Contract for the period from the contract inception date of October 30, 2013 through September 30, 2014. During the nine months ended September 30, 2014, payments on brand contracts included $386,219 related to the period from the contract inception date through December 31, 2013. For the period January 1, 2014 through September 30, 2014, payments on brand contracts were $130,635.

(2)

During the three and nine months ended September 30, 2014, the unrealized gain includes the increase in present value for the EJ Manuel Brand Contract for the period from the contract inception date of February 14, 2014 through September 30, 2014. During the three months ended September 30, 2014, payments on brand contracts included $4,573 related to the period from the contract inception date through June 30, 2014. For the period July 1, 2014 through September 30, 2014, payments on brand contracts were $14,341. During the nine months ended September 30, 2014, EJ Manuel received payments of $349,139 from included contracts subject to the Brand Contract of which $189,140 was received after the contract inception date and is included in ABI during the three and nine months ended September 30, 2014. This amount, at the brand income percentage payable to us of 10%, is included in payments in brand contracts as of September 30, 2015.

Our valuation of the EJ Manuel Brand Contract for the three and nine months ended September 30, 2014, reflected a reduction in estimated ABI of approximately $0.3 million from lower estimated near term endorsement income as a result of the impact of EJ Manuel losing his starting quarterback position with the Buffalo Bills.

We made no other material changes to our assumptions in determining brand income for the three or nine months ended September 30, 2014.

Income from Other Investments

During the three and nine months ended September 30, 2015, we recorded income of $10,400 from our 10% ownership interest in Jamba Juice franchises in connection with our brand contract with Vernon Davis.

Operating Expenses

The operating expenses for the three and nine months ended September 30, 2015 and 2014 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Operating Expenses for three months ended September 30, 2015 and 2014

	Three Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Personnel Costs	365,926	301,817	64,109	21.2%
Professional Services	386,964	609,999	(223,035)	(36.6)%
General and administrative, exclusive of personnel costs	146,791	137,293	9,498	6.9%

We currently have no employees, but are being supported by personnel employed by our Parent. The increase in personnel costs during the three months ended September 30, 2015 reflects an additional 2.0 FTE employees being allocated to us by our Parent in 2015. These additional FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was the result of higher brand marketing costs, audit and other professional services during the three months ended September 30, 2014 associated with building our brand marketing capabilities and accounting infrastructure.    We believe that our overall professional services related spending will increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. General and administrative expenses remained relatively flat during the three months ended September 30, 2015, as compared to the same period of 2014.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the three months ended September 30,  2015, we incurred fees from our Parent of $4,004, representing 5% of the cash receipts from brand contracts. Future fees from our parent will be dependent upon the cash received from our brand contracts.

Operating Expenses for nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	$	%
Personnel Costs	1,088,529	916,245	172,284	18.8%

Professional Services	1,625,993	1,745,112	(119,119)	(6.8)%
General and administrative, exclusive of personnel costs	515,885	435,563	80,322	18.4%

The increase in personnel costs during the nine months ended September 30, 2015 reflects an additional 2.4 FTE employees being allocated to us by our Parent in 2015. The additional FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

The decrease in professional services during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was the result of higher brand marketing costs, audit and other professional services during the nine months ended September 30, 2014 associated with building our brand marketing capabilities and accounting infrastructure. During the nine months ended September 30, 2014, we completed our first two brand contracts and signed an additional three brand contracts which triggered the transition from a start-up to an operational phase.

The increase in general and administrative expenses is primarily due to higher insurance and travel-related costs in the nine months ended September 30, 2015, as compared to 2014.

For the nine months ended September 30, 2015, we incurred fees from our Parent of $23,289, representing 5% of the cash receipts from brand contracts.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources. During the three months ended September 30,  2015, we completed our initial public offering of Fantex Series Jack Mewhort and collected ABI from our other consummated brand contracts. In the initial public offering of Fantex Series Jack Mewhort we raised $2.52 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to Jack Mewhort to consummate the Jack Mewhort brand contract. For the nine month period ended September 30, 2015 we completed two additional initial public offerings to consummate the Michael Brockers and Alshon Jeffery brand contracts. In total we raised approximately $13.9 million net of underwriting discounts and expenses. Substantially all of the net proceeds were paid to the contract counterparty to consummate their respective brand contracts.

For the three month period ended September 30, 2014, we completed our initial public offering of Fantex Series EJ Manuel raising $4.98 million net of underwriting discounts and expenses. For the nine month period ended September 30, 2014 we completed one additional initial public offering to consummate the Vernon Davis brand contract. In total during the nine months ended September 30, 2014, we raised approximately $8.98 million net of underwriting discounts and expenses. Substantially all of the net proceeds were paid to the contract counterparty to consummate their respective brand contracts.

During the three and nine months ended September 30, 2015, we collected $69,690 and $455,380, respectively, from our brand contracts representing our interest in brand income generated by the contracts. During the three and nine months ended September 30, 2014, we collected $128,900 and $535,768, respectively.

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

During the nine months ended September 30, 2015,  we  exercised our co-investment right under the terms of the brand contract with Vernon Davis in connection with Vernon Davis’s purchase of Jamba Juice franchises. Mr. Davis was offered this opportunity in connection with an expanded endorsement relationship. We paid $110,800 for a 10% ownership interest in the franchises and per our attribution policy, will attribute 95% of the cash flows from this investment to Fantex Series Vernon Davis. During the third quarter of 2015, we recorded income of $10,400 from this investment.

On April 20, 2015, our Board of Directors declared a cash dividend of $0.50 per share to be paid to the holders of record of Fantex Series Vernon Davis as of the close of business on April 24, 2015, for an aggregate payment of $210,550. The dividend was paid on April 28, 2015. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

On May 31, 2015 our Board of Directors declared a cash dividend of $0.20 per share to be paid to the holders of record of Fantex Series Mohamed Sanu as of the close of business on June 30, 2015, for an aggregate payment of $32,860. The dividend was paid on July 30, 2015. The foregoing dividend payment did not have a material impact on our liquidity or capital resources.

Our Parent contributed capital of  $0.9 million in each of the three months ended September 30,  2015 and 2014.  For the nine month period ended September 30, 2015 and 2014, our Parent contributed capital of $3.2 million and $2.7 million, respectively. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

We are not committed to any future capital expenditures and certain agreements, such as rental commitments, are the responsibility of our Parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume substantial amounts of cash as we continue to build our platform of brands and our internal marketing, compliance and other administrative functions. Since April 28, 2014, we have been operating under a management agreement with our Parent, pursuant to which our Parent provides us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The below table summarizes the management fees incurred during the periods noted.

	Three months ended September 30,		Nine Months ended September 30,
	2015	2014	2015	2014
Management Fees	$4,004	$6,444	$23,289	$26,788

The management fee represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts and will vary based on the timing of cash collected from the contract party. The expense allocation from our Parent was reduced by the amount of the management fee for the three and nine months ended September 30, 2015.

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

The valuation professionals will document their consideration of this data and it is then reviewed by a valuation committee consisting of management of our parent, Fantex Holdings, and our officers, including our chief executive officer and chief financial officer. We then utilize the approved valuation as a basis to negotiate the purchase price of a brand contract. We will follow the same process on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

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

Brand Contract Values

In estimating the value of the brand contracts with all of our contract parties, we review (i) the existing playing contracts of our contract parties, (ii) the playing contracts for other players, retired or active who we believe are of similar caliber to the contract party and who have entered into contracts in a similar era, and are or were at similar stages in their career at which the contract party is expected to enter into additional player contracts. The values of such comparable playing contracts are adjusted for inflation to better predict the contract values of future playing contracts for our contract parties. In addition we also review the existing endorsement contracts of our contract parties and make certain estimates with respect to future endorsement contracts that our contract parties may receive.

Below is a table showing the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through September 30, 2015.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$1,108,893	$(1,033,866)	$75,886	$53,588	$861,955	$1,066,456
Endorsements	14,657	(68,019)	2,134	4,660	48,952	2,384
Category B
NFL Contract	1,062,511	(130,398)	172,955	77,257	(1,038,466)	143,859
Endorsements	67,183	(58,333)	29,907	(36,165)	(2,592)	—
Category C
NFL Contract	20,033,330	—	4,220,516	(4,340,515)	(125,991)	19,787,340
Endorsements	1,975,202	(7,800)	324,139	(1,554,957)	(149,386)	587,198
Post-Career	173,224	—	44,140	25,326	—	242,690
Total	$24,435,000	$(1,298,416)	$4,869,677	$(5,770,806)	$(405,528)	$21,829,927

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For additional information on how we estimated the fair values of our brand contracts, see Note 4, “Investment In Brand Contracts, At Fair Value” in the Notes to Condensed Financial Statements in this Quarterly Report on Form 10-Q.

Estimated Fair Value of Consummated Brand Contracts as of September 30, 2015

Jack Mewhort Brand Contract, at Estimated Fair Value

On March 26, 2015, we entered into a brand contract with Jack Mewhort. At that time we estimated the fair value of the brand contract to be approximately $2.5 million. On July 14, 2015 we completed the initial public offering of our Fantex Series Jack Mewhort. On July 15, 2015, as consideration for ABI under the Jack Mewhort brand contract, we paid Jack Mewhort $2.52 million, less $126,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to us.

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after	Weighted-
	before	applying	before	applying	average
	applying	discount	applying	discount	discount
	discount rate(1)	rate	discount rate	rate	rate
Category A(2)	$582,446	$557,365	1.0%	2.2%	4.5%
NFL Contract	582,446	557,365	1.0	2.2	4.5
Endorsements	—	—	—	—	—
Category B	$1,652,228	$1,363,815	2.8%	5.4%	7.5%
NFL Contract	1,652,228	1,363,815	2.8	5.4	7.5
Endorsements	—	—	—	—	—
Category C	$56,607,580	$23,229,085	96.2%	92.4%	16.0%
Projected Player Contracts	55,907,580	22,967,911	95.0	91.3	16.0
Projected Endorsements	450,000	232,194	0.8	0.9	15.7
Projected Post-Career	250,000	28,980	0.4	0.1	20.0
Total	$58,842,254	$25,150,264	100.0%	100.0%
Average					15.7%
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

(2)	All amounts included in Category A are from and after February 15, 2015.

The most significant assumptions in our determination of the initial contract value for Jack Mewhort’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Jack Mewhort would have an NFL career length of at least 10 years; and
•

that during this time he would play out his existing NFL player contract and enter into an additional NFL player contract for at least $55.9 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the Jack Mewhort brand contract by Category A, Category B, and Category C from the brand contract inception date of February 15, 2015 through September 30, 2015.

Jack Mewhort Brand Contract	Inception	Payments on Brand Contract		Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$55,736	$		$1,865	$114	$(10,278)	$47,437
Endorsements	—		—		—		—
Category B
NFL Contract	136,381		—	7,298	180	—	143,859
Endorsements	—		—	—	—	—	—
Category C
NFL Contract	2,296,791		—	268,614	—	—	2,565,405
Endorsements	28,194		—	2,546	(8,275)	—	22,465
Post-Career	2,898		—	422	—	—	3,320
Total	$2,520,000		$—	$280,745	$(7,981)	$(10,278)	$2,782,486

The most significant assumptions in our determination of fair value for Jack Mewhort’s brand contract as of September 30, 2015 did not change from our initial fair value determination.

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Michael Brockers Brand Contract, at Estimated Fair Value

On January 9, 2015 we entered into a brand contract with Michael Brockers and his affiliated company, Brockers Marketing, LLC. At that time we estimated the fair value of the brand contract to be approximately $3.4 million. On May 29, 2015, we completed the initial public offering of our Fantex Series Michael Brockers. On June 2, 2015, as consideration for ABI under the Michael Brockers brand contract, we paid Michael Brockers $3.44 million, less $172,000 held in escrow until six consecutive months of payments of brand amounts have been timely delivered to us, and ABI due to us under the brand contract for the period between October 15, 2014 and May 29, 2015.

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)(3)	$2,500,926	$2,351,224	3.5%	6.9%	4.5%
NFL Contract	2,500,926	2,351,224	3.5	6.9	4.5
Endorsements	—	—	—	—	—
Category B	$—	$—	—%	—%	—%
NFL Contract	—	—	—	—	—
Endorsements	—	—	—	—	—
Category C	$69,823,275	$31,638,787	96.5%	93.1%	14.8%
Projected Player Contracts	69,073,275	31,375,089	95.5	92.3	14.8
Projected Endorsements	500,000	239,548	0.7	0.7	16.3
Projected Post-Career	250,000	24,150	0.3	0.1	20.0
Total	$72,324,201	$33,990,011	100.0%	100.0%
Average					14.5%
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

(2)	All amounts included in Category A are from and after October 15, 2014.
(3)	The amounts payable to Michael Brockers under his current NFL player contract are guaranteed.

The most significant assumptions in our determination of the initial contract value for Michael Brockers’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Michael Brockers would have an NFL career length of at least 12 years; and
•

that during this time he would play out his existing NFL player contract and enter into two additional NFL player contracts for at least $69.1 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the Michael Brockers brand contract by Category A, Category B, and Category C from the brand contract inception date of October 15, 2014 through September 30, 2015.

Michael Brockers Brand Contract	Inception	Payments on Brand Contract	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$235,122	$(84,611)	$13,547	$3,144	$(19,864)	$147,338
Endorsements	—	—	—	85	(85)	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	3,178,508	—	759,188	—	—	3,937,696
Endorsements	23,955	(281)	6,672	(7,219)	(1,250)	21,877
Post-Career	2,415	—	905	—	—	3,320
Total	$3,440,000	$(84,892)	$780,312	$(3,990)	$(21,199)	$4,110,231

The most significant assumptions in our determination of fair value for Michael Brockers’s brand contract as of September 30, 2015 did not change from our initial fair value determination.

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Alshon Jeffery Brand Contract, at Estimated Fair Value

On September 18, 2014, we entered into a brand contract with Alshon Jeffery and his affiliated company, Ben and Jeffery, Inc. At that time we estimated the fair value of the brand contract to be approximately 7.94 million. On March 19, 2015, we completed the initial public offering of our Fantex Series Alshon Jeffery. On March 19, 2015, as consideration for ABI under the Alshon Jeffery brand contract, we paid Alshon Jeffery $7.94 million less ABI due to us under the brand contract for the period between September 18, 2014 and March 19, 2015.

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)	$773,438	$740,132	0.7%	1.2%	4.5%
NFL Contract	753,438	720,993	0.7	1.2	4.5
Endorsements	20,000	19,139	0.0	0.0	4.5
Category B(3)	$195,440	$143,198	0.2%	0.2%	15.0%
NFL Contract	—	—	—	—	—
Endorsements	195,440	143,198	0.2	0.2	15.0
Category C	$104,330,610	$60,199,928	99.1%	98.6%	12.0%
Projected Player Contracts	100,196,050	58,327,405	95.2	95.5	11.8
Projected Endorsements	3,884,560	1,843,543	3.7	3.0	15.0
Projected Post-Career	250,000	28,980	0.2	0.1	20.0
Total	$105,299,488	$61,083,258	100.0%	100.0%
Average					11.9%
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
(3)

As part of our estimate of Alshon Jeffery’s brand income we had assumed that Alshon Jeffery would renegotiate his NFL playing contract prior to the 2015 season and as such we did not include any brand income in Category B that is payable to Alshon Jeffery for the 2015 season under his current NFL player contract.

Our brand contract with Alshon Jeffery was consummated on March 19, 2015 when we paid Alshon Jeffery $7.94 million. We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of September 18, 2014 until the consummation of the brand contract as we believed that our significant assumptions listed below continued to be reasonable.

The most significant assumptions in our determination of the initial contract value for Alshon Jeffery’s brand contract included:

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

The most significant assumptions in our determination of fair value for Alshon Jeffery brand contract as of September 30, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Alshon Jeffery would have an NFL career length of at least 11 years;

•

that during this time he would enter into additional NFL player contracts after the 2015 NFL season for player contracts of at least for at least $84.3 million in total, including signing bonuses of $19.9 million; and

•

that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the Alshon Jeffery brand contract by Category A, Category B, and Category C from the brand contract inception date of September 18, 2014 through September 30, 2015.

Alshon Jeffery Brand Contract	Inception	Payments on Brand Contract	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$93,729	$(97,947)	$3,063	$16,191	$92,485	$107,521
Endorsements	2,488	(2,600)	—	112	—	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	18,616	(21,880)	4,690	—	(1,426)	—
Category C
NFL Contract	7,582,563	—	1,606,770	(1,802,092)	(125,991)	7,261,250
Endorsements	238,837	—	66,533	(19,127)	(18,128)	268,115
Post-Career	3,767	—	1,412	—	—	5,179
Total	$7,940,000	$(122,427)	$1,682,468	$(1,804,916)	$(53,060)	$7,642,065

For additional discussion of the change in fair value for this brand contract, see “Results of Operations”  beginning on page 63, and Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Mohamed Sanu Brand Contract, at Estimated Fair Value

On May 14, 2014, we entered into a brand contract with Mohamed Sanu. At that time we estimated the fair value of the brand contract to be approximately $1.6 million. On November 3, 2014, we completed the initial public offering of our Fantex Series Mohamed Sanu. On November 3, 2014, as consideration for future ABI under the Mohamed Sanu brand contract, we paid Mohamed Sanu $1.56 million less ABI due to us under the brand contract for the period between May 14, 2014 and November 3, 2014.

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)	$590,000	$564,593	2.0%	3.6%	4.5%
NFL Contract	590,000	564,593	2.0	3.6	4.5
Endorsements	—	—	—	—	—
Category B	$680,000	$561,983	2.3%	3.6%	10.0%
NFL Contract	680,000	561,983	2.3	3.6	10.0
Endorsements	—	—	—	—	—
Category C	$27,776,524	$14,479,031	95.6%	92.8%	16.4%
Projected Player Contracts	27,176,524	14,238,846	93.6	91.2	16.4
Projected Endorsements	350,000	198,454	1.2	1.3	16.3
Projected Post-Career	250,000	41,731	0.9	0.3	20.0
Total	$29,046,524	$15,605,608	100.0%	100.0%
Average					16.0%

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

The most significant assumptions in our determination of the initial contract value for Mohamed Sanu’s brand contract included:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least nine years; and
•	that during this time he would enter into additional NFL player contracts for at least $27.1 million in total.

The most significant assumptions in our determination of fair value for Mohamed Sanu’s brand contract as of September 30, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Mohamed Sanu would have an NFL career length of at least nine years; and
•	that during this time he would enter into additional NFL player contracts for at least $30.0 million in total.

Below is a table showing the change in fair value of the Mohamed Sanu brand contract by Category A, Category B, and Category C from the brand contract inception date of May 14, 2014 through September 30, 2015.

Mohamed Sanu Brand Contract	Inception	Payments on Brand Contract	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$56,459	$(40,376)	$7,485	$23,396	$78,623	125,587
Endorsements	—	—	—	248	(248)	—
Category B
NFL Contract	56,198	—	12,739	78,721	(147,658)	—
Endorsements	—	—	—	—	—	—
Category C
NFL Contract	1,423,885	—	440,188	194,523	—	2,058,596
Endorsements	19,845	(165)	5,632	(7,800)	(744)	16,768
Post-Career	3,613	—	1,559	561	—	5,733
Total	$1,560,000	$(40,541)	$467,603	$289,649	$(70,027)	$2,206,684

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)(3)	$3,723,264	$3,375,163	3.5%	6.8%	4.7%
NFL Contract	3,638,264	3,301,250	3.5	6.7	4.5
Endorsements	85,000	73,913	0.1	0.1	15.0
Category B	$195,000	$134,455	0.2%	0.3%	15.0%
NFL Contract	—	—	—	—	—
Endorsements	195,000	134,455	0.2	0.3	15.0
Category C	$101,276,268	$46,101,726	96.3%	92.9%	15.0%
Projected Player Contracts	80,306,268	36,167,290	76.3	72.9	14.7
Projected Endorsements	19,220,000	9,715,512	18.3	19.6	15.8
Projected Post-Career	1,750,000	218,924	1.7	0.4	20.0
Total	$105,194,532	$49,611,344	100.0%	100.0%
Average					14.6%

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

(2)	All amounts included in Category A are from and after February 14, 2014.

(3)	The amounts payable to EJ Manuel under his current NFL player contract are guaranteed.

Our brand contract with EJ Manuel was consummated on July 25, 2014 when we paid EJ Manuel $4.975 million. We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of February 14, 2014 until the consummation of the brand contract as we believed that our significant assumptions listed below continued to be reasonable.

The most significant assumptions in our determination of the initial contract value for EJ Manuel’s brand contract included:

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

The most significant assumptions in our determination of fair value for EJ Manuel’s brand contract as of September 30, 2015 are:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that EJ Manuel would have an NFL career length of at least nine years;
•	that during this time he would enter into additional NFL player contracts for at least $32.5 million in total, including signing bonuses of $7.0 million; and
•

 that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

Below is a table showing the change in fair value of the EJ Manuel brand contract by Category A, Category B, and Category C from the brand contact inception date of February 14, 2014 through September 30, 2015.

EJ Manuel Brand Contract	Inception	Payments on Brand Contract	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$330,125	$(73,200)	$24,498	$1,645	$(30,918)	$252,150
Endorsements	7,391	(18,668)	981	5,296	5,000	—
Category B
NFL Contract	—	—	—	—	—	—
Endorsements	13,446	(898)	—	(12,548)	—	—
Category C
NFL Contract	3,616,729	—	665,810	(2,237,423)	—	2,045,116
Endorsements	985,417	(3,343)	182,201	(1,096,535)	(6,570)	61,170
Post-Career	21,892	—	(7,545)	—	—	14,347
Total	$4,975,000	$(96,109)	$865,945	$(3,339,565)	$(32,488)	$2,372,783

For additional discussion of the change in fair value for this brand contract, see “Results of Operations”  beginning on page 63, and Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

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

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)	$3,462,900	$3,425,002	5.7%	8.7%	4.5%
NFL Contract	3,414,588	3,377,219	5.6	8.6	4.5
Endorsements	48,312	47,783	0.1	0.1	4.5
Category B	$10,663,000	$9,050,526	17.4%	23.1%	10.0%
NFL Contract	10,250,000	8,699,318	16.7	22.2	10.0
Endorsements	413,000	351,208	0.7	0.9	10.0
Category C	$47,133,026	$26,782,368	76.9%	68.2%	12.9%
Projected Player Contracts	33,344,338	19,348,544	54.4	49.3	13.2
Projected Endorsements	8,288,689	6,047,439	13.5	15.4	9.7
Projected Post-Career	5,500,000	1,386,385	9.0	3.5	15.0
Total	$61,258,926	$39,257,896	100.0%	100.0%
Average					11.4%

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

Our brand contact with Vernon Davis was consummated on May 2, 2014 when we paid Vernon Davis $4.0 million. We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of October 30, 2013 until the consummation of the brand contract as we believe that our significant assumptions listed below continued to be reasonable.

The most significant assumptions in our determination of the initial contract value for Vernon Davis’s brand contract included:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Vernon Davis would have an NFL career length of at least 14 years; and
•

that during this time he would enter into an additional NFL player contract for at least $33.3 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

The most significant assumptions in our determination of fair value for Vernon Davis’s brand contract as of September 30, 2015 are:

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

Below is a table showing the change in fair value of the Vernon Davis brand contract by Category A, Category B, and Category C from brand contract inception date of October 30, 2013 through September 30, 2015.

Vernon Davis Brand Contract	Inception	Payments on Brand Contract	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2015
Category A
NFL Contract	$337,722	$(737,732)	$25,428	$9,098	$751,907	$386,423
Endorsements	4,778	(46,751)	1,153	(1,081)	44,285	2,384
Category B
NFL Contract	869,932	(130,398)	152,918	(1,644)	(890,808)	—
Endorsements	35,121	(35,555)	25,217	(23,617)	(1,166)	—
Category C
NFL Contract	1,934,854	—	479,946	(495,523)	—	1,919,277
Endorsements	678,954	(4,011)	60,555	(416,001)	(122,694)	196,803
Post-Career	138,639	—	47,387	24,765	—	210,791
Total	$4,000,000	$(954,447)	$792,604	$(904,003)	$(218,476)	$2,715,678

For additional discussion of the change in fair value for this brand contract, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Estimated Fair Value of Unconsummated Brand Contracts as of September 30, 2015

Ryan Shazier Brand Contract, at Estimated Fair Value

On September 23, 2015, we entered into a brand contract with Ryan Shazier. The table below shows our estimates as of September 1, 2015, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Ryan Shazier as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after	Weighted-
	before	applying	before	applying	average
	applying	discount	applying	discount	discount
	discount rate(1)	rate	discount rate	rate	rate
Category A(2)(3)	$3,852,876	$3,495,624	5.9%	11.3%	4.5%
NFL Contract	3,852,876	3,495,624	5.9	11.3	4.5
Endorsements	—	—	—	—	—
Category B	$20,000	$18,182	0.0%	0.1%	10.0%
NFL Contract	—	—	—	—	—
Endorsements	20,000	18,182	0.0	0.1	10.0
Category C	$61,853,990	$27,484,141	94.1%	88.7%	15.4%
Projected Player Contracts	61,183,990	27,200,497	93.1	87.7	15.0
Projected Endorsements	420,000	248,868	0.6	0.8	15.4
Projected Post-Career	250,000	34,776	0.4	0.1	20.0
Total	$65,726,866	$30,997,947	100.0%	100.0%
Average					14.7%

(1)

All amounts presented are gross payments due to Ryan Shazier prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after September 1, 2015.
(3)	The amounts payable to Ryan Shazier under his current NFL player contract are guaranteed.

The most significant assumptions in our determination of fair value for Ryan Shazier’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Ryan Shazier would have an NFL career length of at least nine years; and
•

that during this time he would play out his existing NFL player contract, that the Pittsburgh Steelers would exercise the Fifth Year Option and he would enter into a multi-year NFL player contract for at least $61.2 million in total.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of September 1,  2015 through September 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Terrance Williams Brand Contract, at Estimated Fair Value

On September 17, 2015, we entered into a brand contract with Terrance Williams. The table below shows our estimates as of February 1, 2015, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Terrance Williams as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after	Weighted-
	before	applying	before	applying	average
	applying	discount	applying	discount	discount
	discount rate(1)	rate	discount rate	rate	rate
Category A(2)	$628,000	$600,695	1.1%	2.0%	4.6%
NFL Contract	625,000	598,086	1.1	2.0	4.6
Endorsements	3,000	2,609	0.0	0.0	15.0
Category B	$1,660,000	$1,371,901	3.0%	4.5%	10.0%
NFL Contract	717,500	592,975	1.3	1.9	10.0
Proven Performance Escalator Estimate	942,500	778,926	1.7	2.5	10.0
Endorsements	—	—	—	—	—
Category C	$52,916,110	$28,621,340	95.9%	93.6%	15.0%
Projected Player Contracts	52,319,110	28,374,197	94.8	92.7	15.0
Projected Endorsements	347,000	205,412	0.6	0.7	17.1
Projected Post-Career	250,000	41,731	0.5	0.1	20.0
Total	$55,204,110	$30,593,936	100.0%	100.0%
Average					14.8%

(1)

All amounts presented are gross payments due to Terrance Williams prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and player performance bonus under the CBA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)	All amounts included in Category A are from and after February 1, 2015.

The most significant assumptions in our determination of fair value for Terrance Williams’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Terrance Williams would have an NFL career length of at least nine years; and
•

that during this time he would play out his existing NFL player contract and enter into an additional NFL player contract for $52.3 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of February 1,  2015 through September 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Andrew Heaney Brand Contract, at Estimated Fair Value

On September 10, 2015, we entered into a brand contract with Andrew Heaney. The table below shows our estimates as of January 1, 2015, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Andrew Heaney as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after	Weighted-
	before	applying	before	applying	average
	applying	discount	applying	discount	discount
	discount rate(1)	rate	discount rate	rate	rate
Category A(2)	$326,087	$312,045	0.4%	0.9%	4.5%
MLB Contract	326,087	312,045	0.4	0.9	4.5
Endorsements	—	—	—	—	—
Category B	$—	$—	—%	—%	—%
MLB Contract	—	—	—	—	—
Endorsements	—	—	—	—	—
Category C	$83,665,193	$33,091,133	99.6%	99.1%	14.5%
Projected Player Contracts	83,015,193	32,865,979	98.8	98.4	14.5
Projected Endorsements	400,000	207,107	0.5	0.6	13.4
Projected Post-Career	250,000	18,047	0.3	0.1	25.0
Total	$83,991,280	$33,403,178	100.0%	100.0%
Average					14.5%

(1)All amounts presented are gross payments due to Andrew Heaney prior to any exclusion for expenses such as legal fees, travel expenses or self-employment taxes, which are otherwise excluded from brand income. Potential post-season compensation and Performance, Award, and Other Bonuses under the BA has not been included in the estimation of lifetime brand income in any of Category A, Category B or Category C.

(2)All amounts included in Category A are from and after January 1, 2015.

The most significant assumptions in our determination of fair value for the Andrew Heaney’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Andrew Heaney would have an MLB career of at least nine years; and
•

that during this time he would play out his existing MLB player contract and enter into additional MLB player contracts for at least $83.0 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of January 1, 2015 through September 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Kendall Wright Brand Contract, at Estimated Fair Value

On March 26, 2015, we entered into a brand contract with Kendall Wright. The table below shows our estimates as of December 1, 2014, based on the quantitative and qualitative factors described above, of Category A, Category B and Category C brand income for Kendall Wright as a percentage of our estimate of aggregate lifetime brand income, on a gross basis before we applied any discount rates, and on a net basis after we applied our discount rates, as well as the discount rates that we applied to each of these categories in our estimate of brand value:

	Estimated Lifetime Brand		% of Estimated Total
	Income		Lifetime Brand Income
		Net amount,		Net amount,
	Gross amount,	after	Gross amount,	after
	before	applying	before	applying	Weighted‑
	applying	discount	applying	discount	average
	discount rate(1)	rate	discount rate	rate	discount rate
Category A(2)(3)	$1,678,345	$1,566,126	2.8%	5.0%	7.7%
Current NFL Contract	1,678,345	1,566,126	2.8	5.0	7.7
Endorsements	—	—	—	—	—
Category B	$—	$—	—%	—%	—%
Current NFL Contract	—	—	—	—	—
Current Endorsements	—	—	—	—	—
Category C	$58,032,384	$29,682,684	97.2%	95.0%	15.7%
Projected Player Contracts	57,382,384	29,428,502	96.0	94.2	15.7
Projected Endorsements	400,000	219,423	0.8	0.7	15.6
Projected Post-Career	250,000	34,759	0.4	0.1	20.0
Total	$59,710,729	$31,248,810	100.0%	100.0%
Average					15.5%

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

(2)	All amounts included in Category A are from and after December 1, 2014.
(3)	The amounts payable to Kendall Wright under his current NFL player contract are guaranteed.

The most significant assumptions in our determination of fair value for Kendall Wright’s brand contract include:

•	discount rates for each of Category A, Category B and Category C as set forth above;
•	that Kendall Wright would have an NFL career length of at least 11 years; and
•

that during this time he would play out his existing NFL player contract and enter into an additional NFL player contract for at least $57.4 million in total and that he will be able over the same period and beyond to enter into and maintain endorsement contracts (or earn other brand income) that compensate him in amounts that exceed the compensation that he has had historically from these sources.

We did not make any adjustments to the fair value of this brand contract from the brand contract inception date of December 1, 2014 through September 30, 2015 as we believe that our significant assumptions listed above continue to be reasonable.

Income (Loss) From Brand Contracts

We recognize income from brand contracts when cash or other consideration are received by the contract party under included contracts, which is the point at which we earn the right to our proportionate share of amounts received by the contract party. Other consideration received by the contract party may include stock, automobiles, or other items of value. In the event other consideration are received by the contract party, we will recognize income from brand contracts equal to our proportionate share of the estimated fair value of the other consideration received, and will receive payment in either cash or such other consideration based on the contractual arrangement. Amounts due to us under the brand contract are either remitted directly from the source of such income or through payment by the contract party. The brand contract stipulates that income once we earn it is not subject to recapture by the contract party.

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

Contractual Obligations

Our principal contractual obligations are limited to our obligations under our management agreement with our Parent and our brand contracts. We are not committed to any future capital expenditures and certain agreements, such as rental commitments, are the responsibility of our Parent.

We have no financial obligations under our consummated brand contracts with Vernon Davis, EJ Manuel, Mohamed Sanu, Alshon Jeffery, Michael Brockers and Jack Mewhort, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material individually or in the aggregate.

Kendall Wright Brand Contract

We must pay $3.125 million to Kendall Wright contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Kendall Wright under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material.

Andrew Heaney Brand Contract

We must pay $3.34 million to Andrew Heaney contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Andrew Heaney under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material.

Terrance Williams Brand Contract

We must pay $3.06 million to Terrance Williams contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Terrance Williams under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material.

Ryan Shazier Brand Contract

We must pay $3.11 million to Ryan Shazier contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Ryan Shazier under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material.

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

The agreement contains certain provisions requiring us to indemnify our parent with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are remote. The management agreement became effective upon the consummation of our first initial public offering on April 28, 2014.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, Fantex Inc.’s principal executive officer and principal financial officer have concluded that, as of September 30, 2015,  Fantex Inc.’s disclosure controls and procedures provide reasonable assurance that information required to be disclosed by Fantex, Inc. in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to Fantex Inc.’s management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in Fantex Inc.’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX
Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476) as Exhibit 3.1	November 21, 2013
3.2	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 3.4	October 17, 2013
3.3	Certificate of Designation for Fantex Series Vernon Davis	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.4	June 5, 2015
3.4	Certificate of Designation for Fantex Series EJ Manuel	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.5	June 5, 2015
3.5	Certificate of Designation for Fantex Series Mohamed Sanu	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.6	June 5, 2015
3.6	Certificate of Designation for Fantex Series Alshon Jeffery	Current Report on Form 8-K as Exhibit 3.1	June 1, 2015
3.7	Certificate of Designation for Fantex Series Michael Brockers	Current Report on Form 8-K as Exhibit 3.1	March 19, 2015
3.8	Certificate of Designations for Fantex Series Jack Mewhort	Current Report on Form 8-K as Exhibit 3.1	July 14, 2015
3.9	Form of Certificate of Designations for Fantex Series Kendall Wright	Registration Statement on Form S-1, as amended (File No 333-203458) as Exhibit 3.10	April 17, 2015
10.1	Brand Agreement effective as of September 10, 2015, by and between Andrew Heaney and Fantex, Inc.
10.2	Brand Agreement effective as of September 17, 2015, by and between Terrance Williams and Fantex, Inc.
10.3	Brand Agreement effective as of September 23, 2015, by and between Ryan Shazier and Fantex, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Fantex, Inc.

November 13, 2015	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)