Form 10-K
period 2015-12-31
Fantex, Inc.
filed 2016-03-10
CIK 1573683

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(415) 592-5950

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Platform Common, $0.0001 par value	Not applicable
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	Not applicable
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	Not applicable
Fantex Series Mohamed Sanu Convertible Tracking Stock $0.0001 par value	Not applicable
Fantex Series Alshon Jeffery Convertible Tracking Stock $0.0001 par value	Not applicable
Fantex Series Michael Brockers Convertible Tracking Stock $0.0001 par value	Not applicable
Fantex Series Jack Mewhort Convertible Tracking Stock $0.0001 par value	Not applicable

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common units of the registrant held by non-affiliates as of December 31, 2015, was approximately $10.1 million.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at March10, 2016
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain information contained in this Form 10-K constitutes "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are based on our current expectations, estimates and projections. Pursuant to those sections, we may obtain a "safe harbor" for forward-looking statements by identifying and accompanying those statements with cautionary statements, which identify factors that could cause actual results to differ from those expressed in the forward-looking statements. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. The words believes, estimates, anticipates, expects, plans, intends, may, could, might, will, should, approximately, or other words that convey uncertainty of future events or outcomes identify forward-looking statements. Such statements are not guarantees of future performance, events or results and involve potential risks and uncertainties. Accordingly, actual results and the timing of certain events could differ materially from those addressed in forward-looking statements due to a number of factors including, but not limited to, changes in interest rates and market values, financing and capital availability, general economic and political conditions and events, changes in market conditions, particularly in the professional sports organizations in which our contract parties compete, the impact of current, pending and future legislation, regulation and legal actions, and other factors not presently identified. Other factors that may impact our actual results are discussed under "Risk Factors" in Item 1A of this Form 10-K. We do not undertake, and specifically disclaim, any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements, except for as required by federal securities laws.

Forward-looking statements appear in a number of places throughout this Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our expectations regarding future ABI under our brand contracts, including longevity of our contract parties’ careers and an ability to enter into additional included contracts, our expectation that we will enter into other brand contracts, our ability to conduct additional offerings of new tracking stocks (or other securities comprised of tracking stocks) or otherwise finance the purchase of additional ABI, our ability to build a portfolio of brands, our ability to contribute to our contract parties’ efforts to build brand value, our ability to consummate the pending offerings of our tracking stocks, our attribution policies with respect to our series of common stock, our results of operations, cash needs, spending of the net proceeds from pending offerings of our tracking stocks, financial condition, liquidity, prospects, growth and strategies, and the trends that may affect us or the contract parties.

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

Any forward‑looking statements we make in this Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

You should also read carefully the factors described in the Risk Factors section of this Form 10-K to better understand the risks and uncertainties inherent in our business and underlying any forward‑looking statements. As a result of these factors, we cannot assure you that the forward‑looking statements in this Form 10-K will prove to be accurate. Furthermore, if our forward‑looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward‑looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified timeframe, or at all.

We obtained data in this Form 10-K regarding the professional sports organizations and athletes from our own internal estimates and research as well as from general publications, surveys and studies conducted by third parties. While we believe that the information is reliable, we have not independently verified the data from third‑party sources. While we believe our internal company research is reliable and the market definitions we use are appropriate, neither such research nor these definitions have been verified by any independent source.

FANTEX, INC.

2015 FORM 10-K ANNUAL REPORT

GLOSSARY OF CERTAIN TERMS

Set forth below is a glossary of certain terms used throughout this Form 10-K.

“acquired brand income” or “ABI” means as context requires with respect to existing and future brand contracts, the negotiated percentage amount of brand income of such contract party that we acquire pursuant to such brand contract.

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

“brand income” for any brand contract means, generally, the gross income that a contract party receives as a result of their skills and brand, including salary and wages from participation in their defined primary occupation, such as a professional athlete, and related fields such as broadcasting and coaching, but excludes excluded income, which means, generally, the contract party’s income that is specifically excluded from brand income as specified in the respective brand contract between such contract party and Fantex.

“consummated brand contract” means a brand contract for which Fantex has paid the contract party the brand contract purchase price.

“contract party” may as context requires any counterparty to an existing or future brand contract, which may include an individual such as a professional athlete or other high profile individual, and/or affiliates or affiliated entities of such individual on a joint and several basis.

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

“Fantex Series Jack Mewhort” is the tracking stock designated to track the Jack Mewhort brand offered pursuant to the separate registration statement on Form S‑1 (333‑203457) with respect to shares of our Fantex Series Jack Mewhort Convertible Tracking Stock, declared effective by the SEC on June 22, 2015.

“Fantex Series Michael Brockers” is the tracking stock designated to track the Michael Brockers brand offered pursuant to the separate registration statement on Form S‑1 (333‑201677) with respect to shares of our Fantex Series Michael Brockers Convertible Tracking Stock, declared effective by the SEC on May 22, 2015.

“Fantex Series Mohamed Sanu” is the tracking stock designated to track the Mohamed Sanu brand offered pursuant to the separate registration statement on Form S‑1 (333‑196437) with respect to shares of our Fantex Series Mohamed Sanu Convertible Tracking Stock declared effective by the SEC on October 27, 2014.

“Fantex Series Professional Sports” is the tracking stock consisting of the brand contracts of Kendall Wright, Andrew Heaney, Terrance Williams and Ryan Shazier offered in connection with the Units, filed with the SEC pursuant to the Securities Act.

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

“tracking stock” means any series of our common stock that our board of directors from time to time may designate as tracking a specified brand contract or contracts.

“unconsummated brand contract” means a brand contract for which Fantex has not paid the contract party the brand contract purchase price.

“Units” is the offering on a Form S-1 Registration Statement to offer a minimum of 1,984,000 Fantex Sports Portfolio 1 Units and a maximum of 2,182,400 Fantex Sports Portfolio 1 Units, which consist of 93,140 shares of Fantex Series Vernon Davis, 252,667 shares of Fantex Series EJ Manuel, 80,331 shares of Fantex Series Mohamed Sanu, 549,085 shares of Fantex Series Alshon Jeffery, 232,630 shares of Fantex Series Michael Brockers, 175,940 shares of Fantex Series Jack Mewhort and 1,355,028 shares of Fantex Series Professional Sports. If the Underwriters’ option to purchase additional Units is exercised in full, the Units would consist of 102,454 shares of Fantex Series Vernon Davis, 277,934 shares of Fantex Series EJ Manuel, 88,365 shares of Fantex Series Mohamed Sanu, 603,994 shares of Fantex Series Alshon Jeffery, 255,893 shares of Fantex Series Michael Brockers, 193,534 shares of Fantex Series Jack Mewhort and 1,355,028 shares of Fantex Series Professional Sports.

PART 1

ITEM 1. Business

Overview

We are a company whose focus is on acquiring minority interests in the future income of professional athletes and assisting such individuals in growing these income streams. We focus our business on three core areas:

•	targeting, evaluating, and assessing athletes with the potential to generate significant income (“brand income”);
•	acquiring minority interests in such brand income; and
•	assisting athletes who have entered contracts with us (Fantex athletes) to increase the potential value of their future brand income, primarily through mentoring and network/audience development.

Fantex was incorporated on September 14, 2012 in Delaware and is headquartered in San Francisco, California. To date, our operations have consisted of evaluating, targeting and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria. We currently have brand contracts in effect with each of the following contract parties:

Contract Party	Primary Career	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)	Tracking Stock Related to the Brand Contract
Consummated Brand Contracts
Vernon Davis	Professional Football Player - Tight End	October 30, 2013	10%	$4.00	Fantex Series Vernon Davis
EJ Manuel	Professional Football Player - Quarterback	February 14, 2014	10%	$4.98	Fantex Series EJ Manuel
Mohamed Sanu	Professional Football Player - Wide Receiver	May 14, 2014	10%	$1.56	Fantex Series Mohamed Sanu
Alshon Jeffery	Professional Football Player - Wide Receiver	September 7, 2014	13%	$7.94	Fantex Series Alshon Jeffery
Michael Brockers	Professional Football Player - Defensive Tackle	October 15, 2014	10%	$3.44	Fantex Series Michael Brockers
Jack Mewhort	Professional Football Player - Offensive Tackle	February 15, 2015	10%	$2.52	Fantex Series Jack Mewhort
Unconsummated Brand Contracts
Kendall Wright	Professional Football Player - Wide Receiver	December 1, 2014	10%	$3.13	(1)
Andrew Heaney	Professional Baseball Player - Pitcher	January 1, 2015	10%	$3.34	(2)
Terrance Williams	Professional Football Player - Wide Receiver	February 1, 2015	10%	$3.06	(1)
Ryan Shazier	Professional Football Player - Linebacker	September 1, 2015	10%	$3.11	(1)
Scott Langley	Professional Golfer	October 25, 2015	15%	$3.06	(3)

(1)

The security linked to the brand contract has not been created as of the filing of this Form 10-K. The brand contract is contingent upon obtaining financing to fund the acquisition of our interest in the brand income under such brand contract. See Note 10, “Subsequent Events” in the Notes to Financial Statements for discussion of the registered offering under which the tracking stocks would be created.

(2)

On February 12, 2016, we consummated the Andrew Heaney brand contract. The security linked to the brand contract has not been created as of the filing of this Form 10-K. See Note 10, “Subsequent Events” in the Notes to Financial Statements for further discussion of the purchase of this brand contract.

(3)	The security linked to the brand contract has not been created as of the filing of this Form 10-K.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts. Any brand contracts that we enter into in the future with other parties, who we refer to as contract parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

We operate under a management agreement with our parent company, Fantex Holdings, who provides us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if Fantex Holdings is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on Fantex Holdings to conduct our operations in accordance with the management agreement.

Brand Evaluation

Prior to entering into a brand contract, we conduct a detailed evaluation of the contract party and the brand to determine whether, in our opinion, they would be a suitable brand with the potential to generate significant brand income based on the criteria discussed below. We consider brand to be a distillation of a complex set of associations people make with respect to an individual, including performance, appearance, history and personal story, products or services they are associated with, public statements or positions on matters of public concern, how an individual acts or the image they project to the world. We seek brands that convey images and associations that we believe will be recognized and valued in the market place. Our evaluation activities include, but are not limited to:

•	Assessing whether the contract party has the following characteristics:
•	the contract party is 18 years of age or older;
•	based on our estimate, that the contract party will have a career length of at least 3 years, within the contract party’s primary sport or occupation, following the execution of the brand agreement;
•	based on our estimate that the contract party has the ability to earn at least $5,000,000 of brand income, from his primary sport or occupation, following the execution of the brand agreement; and
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
•

Collecting and analyzing widely followed performance metrics as well as recognized honors or awards received by the individual, including for example batting average for an athlete in the MLB, yards per carry for an athlete in the NFL, box office receipts, book sales, selection to All-Pro or All-Star teams, Grammy, Academy or Booker Awards, etc.;

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

•

Collecting financial and other information from each contract party to evaluate financial suitability and brand sustainability, focusing in particular on review of assets, liabilities, existing commitments, tax returns and credit reports; and

•	Assessing potential future cash receipts based on our estimate of the value of future contracts that could be included in brand income, considering factors such as:
•	the age of the individual and the average length of a career in the individual’s primary occupation, such as a professional athlete;
•	length of existing contracts and the potential for renewal or replacement of such contracts;
•	potential for incremental endorsement and other cash flow generating activity, including a comparison against the value of comparable brands;
•	the individual’s aspirations and goals beyond a career in the individual’s primary occupation; and
•

our judgment regarding the individual’s ongoing appeal and ability to develop as a media talent based upon a variety of intangibles including onscreen presence and ability to connect and communicate with consumers and the public.

As part of our brand evaluation, we review the brand’s reputation and relative standing in its principal field, such as a professional athlete in the National Football League (the “NFL”), Major League Baseball (“MLB”) or in the Professional Golfers Association (the “PGA”), collect and analyze widely followed statistics, review existing contracts and potential for future contracts, assess the character and reputation of the contract party, assess potential future cash flow expected to be generated by the contract party as well as examine the brand’s current positioning and marketing footprint (such as, for example, if they are on social media, the reach (number of followers), engagement level (participation level of followers), and potential for growth). This evaluation provides a framework to develop further marketing strategies to aid us in our efforts to enhance the value of the brand.

Brand Acquisition

We believe we have extensive industry contacts among the board of directors, employees, consultants and advisors of our company and our affiliates, our parent company and FBS, which we utilize to access individuals and brands that meet our criteria. Through our contacts we seek to establish working relationships with these brands and their key advisors to begin the process of educating them about our business and the benefits of a brand contract and a continuing relationship. We enter into an arm’s‑length negotiation primarily to finalize a purchase price, our percentage of the contract party’s ABI, and the scope of the ABI, including whether or not there would be any specific exclusions. We do, however, have limited experience in evaluating and entering into similar contracts with athletes and other high‑profile individuals because we are pioneering a new business model.

Determining the Brand Contract Purchase Price

We believe that an athlete’s long-term (such as a full season or a number of seasons) on-field production data over extended periods of time, such as yards from scrimmage or strikeouts per inning over an entire season, correlate to the future brand income that will be earned by an athlete. To determine what we believe is an acceptable price to pay for each brand contract, we undertake a rigorous statistical analysis to estimate a contract party’s future brand income and the timing of the receipt of such brand income. Such analysis consists principally of determining a set of comparable players to the contract party, based on on-field production data, and then determining the amount and timing of receipt of the brand income earned by those comparable players during their playing careers. We then adjust the brand income earned by the comparable players for inflation and apply various discount rates to the inflation-adjusted brand income to estimate the brand income we believe the contract party will earn, which we refer to herein as the “Base Case”. We then run a sensitivity analysis against the set of comparable players so we can understand the range of outcomes (based on the range in the amount of brand income expected to be earned) we could experience from our investment in the contract party’s brand income, both above and below the Base Case.

The Base Case and range of outcomes guide us in our arm’s-length negotiation of the final purchase price with each contract party. We also run a Monte Carlo simulation across our portfolio of brands to determine the expected return from our brand portfolio.

Enhancing Brand Value

Increasing Brand Reach and Consumer Engagement

We intend to build a portfolio of brands and enhance the value of our acquired brands via technology and data applications, as well as leveraging our marketing, advertising and strategic partnering expertise in collaboration with the contract parties. We believe that developing a diverse portfolio of global brands will enable us to increase brand reach across our portfolio and allow us to provide unique insights that contract parties may employ to increase consumer awareness of their brands and our brands more generally. We expect to leverage our data and expertise to assist and supplement our contract parties’ efforts to extend the reach of their brands across multiple marketing mediums, including broadcast, print, digital, live events, and social. We believe that, as a result of our combined efforts, there is an opportunity to increase consumer engagement with the acquired brands by optimizing message delivery, including driving engagement through the use of content developed by us or third parties.

Typically a contract party’s current marketing services focus primarily on endorsement transactions with sponsors that reinforce his brand as a professional athlete. Although this brings in short term cash flow, we do not believe these sponsorships aid in building a brand that can be sustained beyond a playing career. We intend to assist more broadly on brand building and brand marketing. Our focus will primarily be on leveraging the platform of being a professional athlete to create a brand that is perceived as more than simply as a sportsman, with the goal of having the contract party’s brand thrive beyond his playing career.

Brand development is a long-term strategy of ours intended to create greater longevity in the marketplace for our brands. We seek to aid our brands in fostering positive brand associations in order to create a unique position in the marketplace that is not based solely on their primary occupation, such as a professional athlete in the NFL or MLB. We believe this will drive greater engagement with a connected audience and lead to greater longevity of the brands.

We also believe that investors in a tracking stock linked to a brand are more likely to be consumer advocates for that brand because they would have an economic interest in the growth of the associated brand. As a result, they may be more likely to follow and share brand information and be more active promoters of the associated brand than other fans or social network followers of the athlete. Aligning such incentives to help enhance the brand, we believe, will motivate additional sponsors to enter into agreements with the contract party in part because such additional sponsors would have a potentially more active group of followers that in turn make the athlete more valuable to potential endorsement partners. However, we have no history to demonstrate and we can make no assurances that our business model will be successful, or that any of our investors will act as consumer advocates or will be able to positively impact the endorsement potential of our contract parties.

Our Brand Platform

We intend to create a brand platform that will leverage social media data and in turn allow our contract parties to grow and develop their audiences. Through social data and platform analytics, we believe we can better understand the contract parties’ audiences, as well as cultivate engagement that supports the contract parties’ multi-dimensional interests and post-career aspirations.

The brand attributes of our contract parties when viewed solely as professional athletes are:

•	professional sport;
•	position played within that sport;
•	performance achieved within that sport; and

•	association with team(s) played for within that sport.

However, we intend to create brands with attributes beyond those of a professional athlete. Our contract parties have interests, opinions, skills, and passions and use certain products and engage in activities outside of professional sports. These brand attributes might include:

•	an interest in a certain type of music;
•	opinions on relevant social issues;
•	artistic abilities such as painting, singing or acting;
•	wearing a certain style of clothing or jewelry;
•	use of certain household products or services;
•	an interest in travel; and
•	work with a particular charity.

Through our brand platform we intend to connect our contract parties via social media to mass, engaged audiences that are interested in our contract party not necessarily because he is a professional athlete, but because he has other brand attributes that are relevant to that target audience. We believe that our brand platform will be uniquely positioned to identify the specific attributes, demographics, and psychographics of target audiences that were previously unaffiliated with our contract parties. We believe we can utilize this information to drive more engagement within these existing mass audiences, as well as large undiscovered audiences. Our brand platform will allow our contract party to place very targeted messaging within his social media feeds to connect with these audiences. We believe the ability to serve such directed content to a specific target audience would be viewed as valuable by fans, investors in a tracking stock, existing sponsors, and potential advertisers. Further, the engagement of our contract parties with these mass audiences will support our long-term strategy to create longevity for our contract party brands beyond their playing careers.

Our focus includes:

•	assisting our brands in creating and developing a vision for their brand identity and attributes;
•	identify opportunities for re-positioning and/or differentiation;
•	monitoring the brand and brand activities to identify “brand moments” or events or circumstances that we believe present an opportunity to establish or reinforce elements of the brand;
•	providing marketing strategies to accelerate brand growth and influence of the brand based on a “cross-pollination” technology to identify consumers that would potentially be interested in the brand;
•	identifying content developed by us or third parties that could be used to increase awareness of the brand;
•	identifying topics and vocabulary that would allow the contract party to increase consumer engagement;
•	identifying trends in consumers’ interest in the brand and optimizing messaging consistent with these trends and brand identity;
•	identifying and understanding, and where possible, influencing key social media thought-leaders;

•	monitoring trends in similar brands that a contract party could leverage to increase the value of its brand;
•	providing advice on workflow and scheduling of messages to better optimize staging and consumer exposure; and
•	advising on search engine optimization for each brand to better enable discovery, searching, filtering and following by consumers and media outlets.

We measure the effectiveness of our strategies to enhance brand value where possible, and use those measurements to assess whether our efforts are successful. For example, we measure changes in the social media reach of our brands by measuring the change in the number of followers our brands may have on Twitter and Facebook and other social media sites, as well as measure the demographics of those followers compared to the demographics that our brand vision may target. We also measure the engagement level of these followers to determine brand enthusiasm. Ultimately our success will be measured by brand income, particularly from new sources, including income from sponsors unrelated to sports, and/or increased brand income from existing sources. As with other forms of marketing and advertising, however, our ability to precisely measure the impact of our efforts on brand value may be difficult to determine objectively.

Monetization of the Brand

In addition to our brand platform services, we provide advice to contract parties based both on our experience and through data analysis that would aid them in obtaining more attractive terms in their negotiations with future sponsors. We believe that building critical mass with a portfolio of brands will enable us to generate meaningful data based on our brands and our continual monitoring of the marketplace, including best practices with respect to consumer engagement and other critical drivers of brand value, as well as data on demographic metrics and other data relative to brands and their performance. In conjunction with the brand platform, we provide an accessible report, in customizable and graphical format with data filter capabilities, highlighting the demographic metrics, reach, consumer engagement, strength and other critical drivers of brand value for sponsors based on our proprietary internal data. We are in the process of developing proprietary brand platform software to be used to produce such reports at such time as there would be meaningful data. We believe that this information and our marketing insights will assist our contract parties to more accurately evaluate their brand value in the marketplace and potentially increase future endorsement payments and brand longevity post career as a professional athlete.

Our Tracking Stocks

Each of our tracking stocks are intended to track and reflect the economic performance of the related brand contract(s) with associated athletes.

Our tracking stocks are not separate legal entities and cannot issue securities. Holders of our tracking stocks will not have an ownership interest in any of the underlying brands, or any of our affiliated entities. Rather, investors in our tracking stocks will be our common stockholders. The issuance of our tracking stocks will not result in the actual transfer of our assets or the creation of a separate legal entity. Our contract parties and their affiliated persons are, and we expect they will continue to be, individuals and legal entities that are separate and independent from us, with separate ownership, management and operations.

Income (and assets) will generally be attributed to our tracking stocks based on the income of the underlying brand contracts. However, if we do not receive cash from one or more of our brand contracts to which we otherwise would have been entitled because of debtor relief laws, then the attributed income for the corresponding tracking stock will nonetheless be credited with the amount that we would otherwise have been entitled to receive. In such a case, the difference between such attributed amount and the actual income we receive from such brand contract will be attributed as a general expense of Fantex. As a result, each of our tracking stocks will share on a pro rata basis (calculated based on attributable income) the burden of any non-performing brand contracts, whether or not included in the assets attributed to such tracking stock, and the economic performance of our tracking stocks will be dependent, in part, upon the aggregate financial performance of Fantex. Furthermore, we intend to acquire additional minority interests in other brands in the future, so our operating performance will depend upon the soundness of our business plan and our ability to execute on that plan, including entering into additional brand contracts in the future.

Given that the economic performance of each of our tracking stocks is dependent, in part, upon the aggregate financial performance of Fantex, our tracking stocks could be affected by any of our current brand contracts or any additional brand contracts we may enter into. The risk profile of any of our tracking stocks could likewise be materially and adversely impacted by the performance of any of our other tracking stocks, including any additional brand contracts entered into or tracking stocks created in the future.

For a more detailed description of our tracking stocks, see “Management and Attribution Policies,” below.

Management and Attribution Policies

We have established policies for purposes of managing and attributing our assets and liabilities between and among our platform common stock and other tracking stocks that we have established or intend to establish from time to time. We initially adopted our management and attribution policies on October 31, 2013, and we amended and restated them effective as of July 24, 2015 and November 18, 2015. Set forth below are these management and attribution policies effective as of November 18, 2015.

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

Tracking Stocks

We intend to enter into brand contracts on an ongoing basis. In some cases we may create a tracking stock associated with a specific brand contract and in other cases we may create a tracking stock composed of a number of brand contracts. We refer to each of these in general as a tracking stock, though each tracking stock will also be given a specific name at the time we create a new tracking stock. In general, a new tracking stock will be established from time to time concurrently with the initial public offering of that tracking stock.

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

We attribute the following assets and liabilities to each of our tracking stocks:

•

a fixed percentage of our ABI from each brand contract associated with a tracking stock. We will determine the exact percentage of ABI to be attributed to any tracking stock at the time such tracking stock is established. We expect generally (though not necessarily) that the ABI to be attributed for each new tracking stock will be 95% of the income from the related brand contract(s). We sometimes refer to this percentage of ABI as the “underlying asset” for a tracking stock;

•

any and all of our liabilities, costs and expenses that are directly attributable to such tracking stock, such as our direct costs arising out of our promotion of the brand(s) linked to such tracking stock or arising out of or related to the maintenance and enforcement of the related brand contract(s), provided, however, that unless disclosed in the registration statement for a particular tracking stock, we will not attribute any of the expenses or costs related to any of our offerings of our tracking stocks (other than underwriting commissions as applicable for any offering) or incurred by us or our parent in connection with any brand development activities prior to the consummation of the offering of any tracking stock. Instead these expenses will be attributed to our platform common stock;

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

Restriction on Reattributing Underlying Assets of a Tracking Stock

Once we create a tracking stock and designate the “underlying assets” for that tracking stock we will not reallocate or reattribute such underlying assets to any other tracking stock, except in the limited circumstances and to the extent described below under “—Covered Amounts” or to our platform common stock, provided that the foregoing shall not be deemed to restrict any conversion of a tracking stock to platform common stock upon the terms set forth in our certificate of incorporation. We refer to the restrictions in the immediately preceding sentence as the “restriction on reattributing underlying assets of a tracking stock.”

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

Fiduciary and Management Responsibilities, Conflicts Committee

Because each of our platform common stock and tracking stock will be part of a single company, our directors and officers will have the same fiduciary duties to stockholders of our company as a whole (and not to the holders of any specific series of our common stock). Under Delaware law, a director or officer may be deemed to have satisfied his or her fiduciary duties to our company and its stockholders if that person is independent and disinterested with respect to the action taken, is adequately informed with respect to the action taken and acts in good faith taking into account the interests of all of our stockholders as a whole. Our board of directors and officers, in establishing and applying policies with regard to intra‑company matters such as attribution of assets, liabilities, debt, corporate overhead, taxes, interest, corporate opportunities and other matters, will consider various factors and information that could benefit or cause relative detriment to the stockholders of any individual series of our common stock and will seek to make determinations that are in our company’s best interests and the best interests of our stockholders as a whole. If and when there are conflicting interests between any holders of any series of our common stock, our directors will use good faith business judgment to resolve such conflicts, including if applicable in the judgment of our board of directors, through our conflicts committee.

Our board of directors has established a conflicts committee that is responsible for reviewing all of our related party transactions in which our parent company, Fantex Holdings, is a party with an interest adverse to our interests or any outstanding tracking stock, including any decision to convert any of our outstanding tracking stock into our platform common stock following the two‑year anniversary of the filing of a certificate of designation creating such tracking stock. As of the date of this policy, Fantex Holdings is the sole holder of shares of our platform common stock. Our board of directors has also determined that each member of the conflicts committee must (a) satisfy the audit committee independence requirements under the rules and regulations of the SEC that would be applicable to Fantex if our shares were listed on a national securities exchange such as the New York Stock Exchange, (b) not have been an employee or director of our parent company at any time in the three years prior to his or her appointment to the conflicts committee and (c) not have any material interest in Fantex or Fantex Holdings.

Dividend Policy

Our board of directors is permitted, but not required, to declare and pay dividends on our platform common stock or any of our tracking stocks in an amount up to the “available dividend amount” for the applicable series, to the extent permitted by the Delaware General Corporation Law.

The available dividend amount for any tracking stock is as of any date an amount equal to the lesser of (a) total assets of our company legally available for the payment of dividends under Delaware law and (b) an amount equal to:

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

We intend to pay a majority of the available dividend amount for each tracking stock, if outstanding, as a cash dividend at least once every 12 months, provided such dividend is not expected to have a material adverse impact on our liquidity or capital resources. Our board of directors has discretion to declare a dividend on any series of common stock without declaring a dividend on any other series of our common stock. In general, our board of directors does not expect to declare dividends on any series of common stock in an amount greater than the attributed cash on hand for such series.

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

Financing Activities

We may from time to time invest a tracking stock’s surplus cash for the benefit of the tracking stock, and repurchase any outstanding tracking stocks.

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

Financial Statements and Other Financial Information

We present financial statements in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”), consistently applied. We also provide unaudited attributed financial information as an exhibit to our periodic reports that we file pursuant to the Exchange Act. The unaudited attributed financial information shows the attribution of our assets, liabilities, income (loss) from brand contracts, expenses and cash flows to each of the tracking stocks and our platform common stock, in accordance with the attribution policies set forth above. Unaudited attributed financial information also includes, if applicable, attributed portions of our debt, interest and taxes, in accordance with the attribution policies set forth above. We make these attributions for the purpose of preparing such information; however, holders of our tracking stocks and our platform common stock will continue to be subject to all of the risks associated with an investment in our company and all of our company’s businesses, assets and liabilities.

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

Our Brand Contracts

To date, we have entered into brand contracts with a number of professional athletes (including in some cases their affiliated entities), and we intend to enter into additional brand contracts on an ongoing basis. The brand contracts entitle us to receive a specified percentage of the contract party’s brand income from and after the effective date of the brand contract. We refer to this percentage of brand income that we are entitled to under the brand contracts as our ABI. Brand income generally means gross monies or other consideration that the contract party receives generally as a result of the contract party’s skills and brand, including salary and wages from being an professional athlete and activities generally related to the contract party’s particular professional sport, and consists of other compensation from the contract party’s assignment of rights in his persona, including use of his name, voice, likeness, image, signature, talents, live or taped performances, in connection with motion pictures, television and Internet programming, radio, music, literary, talent engagements, personal appearances, public appearances, records and recording, or publications; any use of his persona for purposes of advertising, merchandising, or trade, including sponsorships, endorsements and appearances, and any other assignment of rights in his persona, to generate income; and any other personal services performed by the contract party which are of the type typically performed by individuals in the particular professional sport because of their status as a professional athlete in that sport (including, without limitation, sports casting, coaching, participating in sports camps, acting as spokesperson).

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

•	any income received from employment, services rendered or other activities not related to the contract party’s professional sport and related fields or their persona;
•

any reasonable reimbursement of incidental expenses actually incurred by the contract party, including without limitation, travel, lodging, per diem and other incidental expenses, or the value of any such items paid by a third party on the contract party’s behalf;

•

for our contract parties that are athletes in the NFL, certain future pension and benefit payments under the CBA, except that income deferred pursuant to Article 26, Section 6 of such CBA shall not be deemed to be future pension payments and as such, shall be included in brand income;

•	for our contract parties that are athletes in MLB, certain future pension and benefit payments under The Major League Baseball Players Benefit Plan;
•

merchandise, services or service plans or merchandise, service or service plan credit up to certain specified limits during any applicable calendar year and as otherwise agreed by Fantex in its discretion; and

•	any otherwise specifically excluded income under each brand contract.

Each contract party will retain the remainder of his brand income (total brand income less the ABI), subject to other encumbrances that he may have with respect to such income (such as commissions payable to agents and other parties). However, pursuant to the brand contracts, each contract party has agreed that he will not encumber more than an additional 10% of his brand income from his professional sports contract and 30% of his other brand income in any given year.

As consideration for the ABI under the brand contract, we will pay the contract party a one-time cash amount of the purchase price negotiated under each brand contract (less 5% of the purchase price to be held in escrow until six months of consecutive payments due under the brand contract have been timely delivered to us) contingent upon our ability to obtain financing for the purchase price. However, we have the option to pay the purchase price without obtaining financing. Our ABI under each brand contract is contingent upon our payment of this purchase price. We will have no further financial obligation to the contract parties under a brand contract once this payment has been made, other than the indemnities described below.

In addition to the escrow holdback (which will be released after six consecutive months of timely payments of the ABI to us after the closing of the respective offerings), the brand contracts provide for certain express remedies (without limiting any other rights or remedies that we may have) in the event of late payments, including payment of interest at the then current prime rate plus 3% per year, compounded monthly, and public disclosure of such late payments (subject to notice and an opportunity to cure with respect to the first or second such late payment in any 12 month period).

The brand contracts are intended to remain in effect indefinitely and, except as set forth below, may be terminated only upon mutual agreement of the contract party and us. If the contract party resigns from professional sports within a specified period of time, depending on the sport, of the date of the closing of the offering of the tracking stock related to the brand contract for any reason other than a “good reason,” we may elect in our sole discretion to terminate the brand contract and the contract party will be required to pay us the amounts set forth below under the description of the applicable brand contract (net of any amounts previously paid to us by him pursuant to the respective brand contract).

“Good reason” means resignation from professional sports for any of the following reasons:

•	contract party suffers or sustains any injury, illness or medical condition that renders him incapable of performing in the professional sports organization in which he competes; or

•

contract party suffers or sustains a major injury and a qualified medical physician (depending on the nature of the major illness) advises him that as a result he would be putting his physical health at substantial risk (i.e., a risk that is substantially greater than simply by virtue of his participation in his professional sport) by continuing to engage in his professional sport.

Each of the contract parties has made certain other covenants to us in the brand contract, including providing us with certain information and audit rights, and copies of all new material agreements, amendments or terminations. They have further agreed to comply with applicable laws and rules and standards or requirements of the league or other association or governing body, to which he is a member in connection with being a professional athlete.

Following the consummation of a  brand contract,  the contract party will provide irrevocable instructions to each payor of brand income (requiring them to pay the amounts owed to us directly) and such other documents as we reasonably request. To the extent that it is not commercially practical, without unreasonable burden to the contract party, for ABI to be delivered directly to us, or to the extent that any assignment of the ABI (or any portion thereof) is deemed invalid or not enforceable, then the contract party is required to make such payments to us as promptly as practical after receipt thereof (but not later than 15 days after receipt) including via automatic payments of installments from his bank accounts. We will not know whether there will be any challenges that could affect whether payments will be made directly by each payor or from the contract party as described in this paragraph until after the payors respond to the irrevocable payment instructions to be delivered by the contract party to such payors after the consummation of the respective offerings. To the extent that any assignment of such amounts (including wages) is effective under the relevant state law, we may seek to enforce our rights to receive such amounts directly from the payor.

Each of the contract parties has agreed to indemnify us against damages that may result in connection with his breach of any covenants, representations or warranties in the brand contract with such contract party. We agreed to indemnify each contract party (and his heirs and assigns) against any third-party lawsuit arising from the contract party being a party to a brand contract with us, including claims relating to (a) any breach of our representations and warranties in the brand contract, (b) any violation of law by us and (c) our registration statement with respect to the related offering of tracking stock associated with such contract party, other than, in each case, those arising out of or relating to any breach of the brand contract by the contract party.

Brand Income

Brand income, as defined above, from each of our contract parties is generally derived from such contract party’s professional sports contracts or golf earnings, as the case may be, and other included contracts described in further detail below. Due to the fact that payments for professional athletes, and some of the other included contracts, are usually made over the course of sports playing season, we expect that our tracking stock will be subject to seasonal fluctuations in attributed income.

NFL Player Contracts

The NFL player contracts for each of the contract parties generally provide, except as otherwise indicated below, that payments are made in installments over the course of the applicable regular season period. Each of these payments would be considered brand income when received by the contract parties, and thus we would be entitled to our ABI from these amounts, when paid. To the extent any of our contract parties elects to defer receipt of his compensation under the NFL player contract, pursuant to Article 26, Section 6 of the CBA, for purposes of the brand contract, such deferred compensation will be deemed to have been received by such contract party on the due date provided in his NFL player contract, prior to any such deferral, and we will be entitled to our ABI from these amounts as of such due date.

The NFL player contracts further provide that if the contract party is injured or dies in the performance of his services under the player contract then the contract party will receive necessary medical and hospital care during the term of the player contract and will continue to receive his yearly salary during the season of injury or death only (including any guaranteed amounts).

Unless otherwise stated in the player contract, the NFL teams may generally terminate the player contract at any time, in the sole judgment of the team, if the contract party’s skill or performance has been unsatisfactory as compared with that of other players competing for positions on the team’s roster, or if the contract party has engaged in personal conduct reasonably judged by the team to adversely affect or reflect on the team, the NFL or professional football. The NFL has promulgated a number of rules and standards of personal conduct which, if violated, could lead to fines and/or the contract party’s suspension or permanent ban from the NFL. While we are not aware of, or privy to, all of the circumstances which might lead to the contract party’s suspension or permanent ban from the NFL, personal conduct that could result in the termination of the player contract includes, but is not limited to: criminal offenses (including domestic violence); the use or provision of steroids or other prohibited substances; certain violent, threatening or inherently dangerous conduct; gambling, bribery, game-fixing or the failure to report bribery or game-fixing in connection with NFL games; and any other conduct that undermines or puts at risk the integrity and reputation of the NFL, NFL teams, or NFL players.

In addition, during the period any salary cap is legally in effect, the NFL player contract may be terminated if, in the team’s opinion, the contract party is anticipated to make less of a contribution to the team’s ability to compete on the playing field than another player or players whom the team intends to sign or attempts to sign, or another player or players who is or are already on the team’s roster, and for whom the team needs room. The team may also terminate the player contract if the contract party fails to establish or maintain his excellent physical condition to the satisfaction of the team’s physician, or make the required full and complete disclosure and good faith responses to the team’s physician of any physical or mental condition known to him which might impair his performance under this contract and to respond fully and in good faith when questioned by the team’s physician about such condition.

In addition, the contract party’s endorsement agreements and other included contracts may be terminated in the event of breach of contract by the contract party or if the contract party fails to play in the NFL, is charged with criminal behavior or engages in conduct that adversely reflects on the sponsor. For example, as a result of Vernon Davis tweeting about a competing product, a coconut water company terminated its contract with him as a spokesperson. In addition, certain endorsement contracts may be terminated due to changes to NFL rules preventing reasonable use of the endorsement product.

MLB Player Contracts

MLB player contracts for each of the contract parties generally provide that payments are made in installments over the course of the applicable regular season period. Each of these payments would be considered brand income when received by the contract parties, and thus we would be entitled to our ABI from these amounts, when paid.

Unless otherwise stated in the player contract, the MLB clubs may generally terminate the player contract (upon requesting and obtaining waivers from all other MLB clubs) if the contract party, refuses or neglects to conform his personal conduct to the standards of good citizenship and good sportsmanship or to keep himself in first class physical condition or to obey the clubs training rules, fail in the opinion of the club management to exhibit sufficient skill or competitive ability to qualify or continue as a member of the club, fail refuse or neglect to render services under the player contract or in any other manner breach the contract.  MLB has promulgated a number of rules and standards of personal conduct which, if violated, could lead to fines and/or the contract party’s suspension or permanent ban from MLB. While we are not aware of, or privy to, all of the circumstances which might lead to the contract party’s suspension or permanent ban from MLB, personal conduct that could result in the suspension or permanent ban could include, but is not limited to: conduct that is materially detrimental to Baseball; the use or provision of steroids or other prohibited substances; violation of federal, state or local laws; gambling on baseball games, game-fixing or the failure to report game-fixing in connection with MLB games.

Professional Golf Tournament Earnings

In the United States, professional golfers compete on various golf tours and circuits. We believe the professional golf tours in the United States that offer opportunities to earn the most money on and off the golf course, garner sponsorships and partnerships, and are most often televised and covered by various other forms of media outlets are: the PGA TOUR, the Web.com Tour, and the Champions Tour.

Professional golf tour tournaments are most often played on a weekly or bi-weekly basis. Golfers in these tournaments compete for prize money. Professional golfers will generally be required to meet a certain performance threshold (cut) relative to the other players in order to advance to the final round(s) of competition in a professional golf tour tournament. Golfers that do not make the cut of a tournament will often not be eligible to receive any of the prize money that will be distributed as compensation for that particular tournament, primarily due to their unsatisfactory performance in relation to the other players. The winner of a professional golf tournament will earn prize money that far exceeds the prize money earned by the last golfer to make the cut. The tournament prize money varies from tournament to tournament and from tour to tour.

The PGA TOUR is a membership-based professional golf circuit, in which players generally strive to achieve a certain level of performance in order to earn prize money and secure their status as a member of the PGA TOUR (tour card), by performing to the best of their ability. The PGA TOUR is the most prestigious professional golf tour in the United States. Tournaments on the PGA TOUR are most often played on a weekly basis. Each year only the top 125 money winners maintain their tour card and automatically get the right to compete on the PGA TOUR the following year. Failure to maintain a tour card will significantly impact a golfer’s ability to earn prize money the following season.

Professional golfers are in general responsible for all the expenses incurred in connection with playing in a golf tournament such as travel and lodging. In addition, most golfers employ caddies whom they typically pay a salary and a percentage of all tournament winnings.

Endorsement Contracts

The endorsement contracts for each of our contract parties generally provide that payments are made in installments over the term of the applicable contract as consideration for the contract party providing certain promotional services. These services typically include personal appearances, autograph signings, appearance in advertisements and wearing or using the endorsement company’s products. Each of these payments would be considered brand income when received by the contract parties, and thus we would be entitled to our ABI from these amounts, when paid. The contract party’s endorsement agreements may be terminated in the event of breach of contract by the contract party or if the contract party fails to play in his professional sport, is charged with criminal behavior or engages in conduct that adversely reflects on the sponsor.

If a contract party does not comply with the terms of an included contract, we believe we have the right to seek damages for the breach of that contract to the extent that such breach adversely affects brand income. Whether we elect to pursue damages for any alleged breach of the terms of the brand contract or any included contract will be based on management’s business judgment as to the best interests of the company and its stockholders at the time of such breach.

Brand Income from Consummated Brand Contracts as of December 31, 2015

Vernon Davis Brand Income

Vernon Davis has completed the NFL regular season of the final year of a six-year player contract signed with the San Francisco 49ers. Vernon Davis was traded to the Denver Broncos in November 2015. The following table presents (i) contracted amounts under his expired NFL player contract, (ii) the portion of his compensation that represented available brand income as of October 30, 2013, the date of his brand contract, (iii) the brand income earned under his expired NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season						Total
	2010	2011	2012	2013	2014	2015	(2010-2015)
NFL Player Salary	$3,874	$4,708	$5,751	$6,072	$4,700	$4,350	$29,455
Signing Bonus	6,500	3,500	—	—	—	—	10,000
Roster Bonus	—	400	400	400	400	400	2,000
Workout Bonus	—	200	200	200	200	200	1,000
Total	$10,374	$8,808	$6,351	$6,672	$5,300	$4,950	$42,455
Available Brand Income Under the NFL Player Contract				$3,797	$5,300	$4,950	$14,047
Brand Income Earned Under the NFL Player Contract				$3,797	$5,202	$4,943	$13,942
Brand Income Earned Under Other Included Contracts				$65	$482	$1,309	$1,856

EJ Manuel Brand Income

EJ Manuel has completed the third year of a four-year player contract with the Buffalo Bills. The following table presents (i) contracted amounts under his NFL player contract,  (ii) the portion of his compensation that represented available brand income as of February 14, 2014, the date of his brand contract, (iii) the brand income earned under his NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season				Total
	2013	2014	2015	2016	(2013-2016)
NFL Player Salary	$405	$809	$1,213	$1,617	$4,044
Signing Bonus	4,842	—	—	—	4,842
Total	$5,247	$809	$1,213	$1,617	$8,886
Available Brand Income Under the NFL Player Contract		$809	$1,213	$1,617	$3,639
Brand Income Earned Under the NFL Player Contract		$809	$1,213
Brand Income Earned Under Other Included Contracts		$158	$131

Mohamed Sanu Brand Income

Mohamed Sanu has completed the NFL regular season of the final year of a four-year player contract signed with the Cincinnati Bengals. The following table presents (i) contracted amounts under his expired NFL player contract,  (ii) the portion of his compensation that represented available brand income as of May 14, 2014, the date of his brand contract, (iii) the brand income earned under his expired NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season					Total
	2012	2013	2014	2015		(2012-2015)
NFL Player Salary	$390	$490	$590	$680		$2,150
Signing Bonus	563	—	—	—		563
Total	$953	$490	$590	$680		$2,713
Available Brand Income Under the NFL Player Contract			$590	$680		$1,270
Brand Income Earned Under the NFL Player Contract			$612	$1,752	(1)	$2,364
Brand Income Earned Under Other Included Contracts			$2	$1		$3

(1)

The NFL Player Salary in the 2015 Playing Season for Mohamed Sanu was $1,542,000, an increase from his contracted minimum per the NFL CBA Article 7 “Proven Performance Escalator”. Accordingly, this adjusted the Brand Income under the NFL Player Contract for Mohamed Sanu for the 2015 Playing Season.

Alshon Jeffery Brand Income

Alshon Jeffery has completed the NFL regular season of the final year of a four-year player contract signed with the Chicago Bears. The following table presents (i) contracted amounts under his expired NFL player contract,  (ii) the portion of his compensation that represented available brand income as of September  18, 2014, the date of his brand contract, (iii) the brand income earned under his expired NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season				Total
	2012	2013	2014	2015	(2012-2015)
NFL Player Salary	$390	$597	$753	$960	$2,700
Signing Bonus	1,748	—	—	—	1,748
Workout Bonus	—	—	50	50	100
Total	$2,138	$597	$803	$1,010	$4,548
Available Brand Income Under the NFL Player Contract			$803	$1,010	$1,813
Brand Income Earned Under the NFL Player Contract			$753	$1,105	$1,858
Brand Income Earned Under Other Included Contracts			$120	$318	$438

Michael Brockers Brand Income

Michael Brockers has completed the NFL regular season of the final year of a four-year player contract signed with the Rams. The following table presents (i) contracted amounts under his expired NFL player contract,  (ii) the portion of his compensation that represented available brand income as of October  15, 2014, the date we were entitled to receive brand income under his brand contract, (iii) the brand income earned under his expired NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season				Total
	2012	2013	2014	2015	(2012-2015)
NFL Player Salary	$390	$823	$1,256	$1,688	$4,157
Signing Bonus	5,365	—	—	—	5,365
Total	$5,755	$823	$1,256	$1,688	$9,522
Available Brand Income Under the NFL Player Contract			$812	$1,688	$2,500
Brand Income Earned Under the NFL Player Contract			$812	$1,722	$2,534
Brand Income Earned Under Other Included Contracts			$—	$16	$16

Jack Mewhort Brand Income

Jack Mewhort has completed the second year of a four-year player contract with the Indianapolis Colts.  The following table presents (i) contracted amounts under his NFL player contract,  (ii) the portion of his compensation that represented available brand income as of February 15, 2015, the date we were entitled to receive brand income under his brand contract, (iii) the brand income earned under his NFL player contract and (iv) the brand income earned under his other included contracts (amounts in thousands and unaudited):

	Playing Season				Total
	2014	2015	2016	2017	(2014-2017)
NFL Player Salary	$420	$582	$745	$907	$2,654
Signing Bonus	506	413	—	—	919
Total	$926	$995	$745	$907	$3,573
Available Brand Income Under the NFL Player Contract		$582	$745	$907	$2,234
Brand Income Earned Under the NFL Player Contract		$582
Brand Income Earned Under Other Included Contracts		$13

Brand Income from Unconsummated Brand Contracts as of December 31, 2015

Kendall Wright Brand Income

Kendall Wright has completed the NFL season of the final year of a four-year player contract signed with the Tennessee Titans. The following table presents (i) contracted amounts under his expired NFL player contract and (ii) the portion of his compensation that represented available brand income as of December 1, 2014, the date we are entitled to receive brand income under his brand contract (amounts in thousands and unaudited):

	Playing Season				Total
	2012	2013	2014	2015	(2012-2015)
NFL Player Salary	$390	$480	$570	$884	$2,324
Roster Bonus	—	284	567	627	1,478
Signing Bonus	4,417	—	—	—	4,417
Total	$4,807	$764	$1,137	$1,511	$8,219
Available Brand Income Under the NFL Player Contract			$428	$1,511	$1,939

Andrew Heaney Brand Income

On February 12, 2016, we paid $3,340,000 (less $167,000 held in escrow until six consecutive months of payment of brand amounts have been timely delivered to us) as consideration for future payments as defined under the Andrew Heaney Brand Contract. See Note 10 to Financial Statements, Subsequent Events.  Andrew Heaney had a one-year player contract with the Los Angeles Angels for the 2015 MLB season. The following table presents (i) contracted amounts under his expired MLB player contract and (ii) the portion of his compensation that represented available brand income as of January 1, 2015, the date we were entitled to receive brand income under his brand contract (amounts in thousands and unaudited):

				Total
	2013	2014	2015	(2013-2015)
MLB Player Salary	$12	$161	$332	$505
Signing Bonus	1,600	—	—	1,600
Total	$1,612	$161	$332	$2,105
Available Brand Income Under the MLB Player Contract			$332	$332

Terrance Williams Brand Income

Terrance Williams has completed the third year of a four-year player contract with the Dallas Cowboys. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represented available brand income as of February 1, 2015, the date we are entitled to receive brand income under his brand contract (amounts in thousands and unaudited):

	Playing Season				Total
	2013	2014	2015	2016	(2013-2016)
NFL Player Salary	$405	$520	$615	$708	$2,248
Workout Bonus	—	10	10	10	30
Signing Bonus	619	—	—	—	619
Total	$1,024	$530	$625	$718	$2,897
Available Brand Income Under the NFL Player Contract			$625	$718	$1,343

Ryan Shazier Brand Income

Ryan Shazier has completed the second year of a four-year player contract with the Pittsburgh Steelers. The following table presents (i) contracted amounts under his NFL player contract and (ii) the portion of his compensation that represents available brand income as of September 1, 2015, the date we are entitled to receive brand income under his brand contract (amounts in thousands and unaudited):

	Playing Season				Total
	2014	2015	2016	2017	(2014-2017)
NFL Player Salary	$420	$852	$1,284	$1,716	$4,272
Signing Bonus	5,234	—	—	—	5,234
Total	$5,654	$852	$1,284	$1,716	$9,506
Available Brand Income Under the NFL Player Contract		$852	$1,284	$1,716	$3,852

Scott Langley Brand Income

Scott Langley is a professional golfer. The following table presents (i) his earnings on the PGA Tour and (ii) the portion of his compensation that represents available brand income as of October 25, 2015, the date we are entitled to receive brand income under his brand contract (amounts in thousands and unaudited):

	Playing Season
	2011-2012	2012-2013	2013-2014	2014-2015	2015-2016(1)	Total
PGA Earnings	$83	$591	$1,151	$638	$49	$2,512
Available Brand Income Under PGA Earnings				$—	$—	$—

(1)	Represents earnings for the 2015-2016 playing season beginning October 15, 2015 through December 31, 2015.

Restrictions on the Purchase or Beneficial Ownership of Baseball-Related Tracking Stocks

We have entered into an agreement with MLB that requires us to, among other things, take steps designed to prohibit certain investors from purchasing or owning any Fantex security linked to the brand contract of a baseball player, including the incorporation of such ownership restrictions into the certificate of designations for the applicable security. These prohibited investors (“Prohibited Investors”) include persons who are (i) owners, officers, directors or employees of any MLB club or MLB related entity, or any family member or agent of the foregoing, and (ii) individuals who have been arrested in connection with, charged with, indicted for, or convicted or participating in (whether directly or indirectly) any illegal gambling activity or any illegal activity in connection with certain gaming enterprises (including any governmental body that exercises certain types of control over such individuals, and other affiliated persons and entities). Pursuant to the restrictions set forth in the applicable certificate of designation, any person who is a Prohibited Investor will be prohibited from purchasing or beneficially owning (whether directly or indirectly) such security.

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

Competition

Our business is unique and we are not aware of anyone at this time who is attempting to engage in our business model or who is directly competitive to us. We may, if successful, face competition from sports management agencies and sports marketing agencies with respect to our marketing activities. We believe that if we did face competition from these types of agencies it would be based in part on the strength of the relationships they have with professional athletes and other high-profile individuals. In this regard these companies are more established and may have more extensive industry contacts and direct relationships with these brands than we do. However, we also believe that if there were competition from these types of agencies it would be based on the effectiveness of the marketing efforts and the relative cost to the brand of these services, and we believe that we would be competitively differentiated from these agencies in each of these areas.

With respect to the effectiveness of the marketing efforts, although we are an early stage start-up company and have engaged in limited marketing activities to date, we believe we have assembled, through Fantex Holdings, a unique team with crossover talent in sports, sports marketing and digital marketing and technology, which we believe will allow us to be effective at implementing marketing strategies, including with respect to digital marketing as discussed under the section entitled “Business—Enhancing Brand Value—Increasing Brand Reach and Consumer Engagement” in general to help enhance brand value. We are not aware of any of the major sports management or marketing agencies who currently are attempting to engage in these types of marketing activities, and we do not believe they would be willing to shift their focus to these activities in the future. We believe the sports marketing agencies in effect act closer to the capacity as sales agencies. In large part they sell a product (the brand) to the buyer (an endorsement partner). We intend to make the product (the brand) better, which we believe will ease their ability to sell that product to the buyers (the endorsement partners). We believe this will enhance our relationship with these agencies and there would be incentives for us to work collaboratively with our brands and their management and marketing agencies to achieve the best results for our mutual brands.

With respect to the cost to the athlete of the marketing efforts, our business model provides that we make an upfront investment to purchase a minority interest in the future value of our brands, so the overall cost to a brand will correlate to the longer-term success and sustainability of their brand. Although we currently have limited resources to employ in the enhancement of the value of the brand contract and have fewer industry relationships than sports management agencies and sports marketing agencies, we believe that building a portfolio of brands will enable us to achieve economies of scale and increase brand reach across our portfolio more efficiently. We do not believe that sports management agencies or sports marketing agencies would be willing to duplicate our model.

Employees

As of December 31, 2015, we had no employees. We are being supported by personnel employed by our parent. As of December 31, 2015, our parent had 38 full‑time employees. Of these full-time employees, three were engaged in support administration for our operations, including legal and finance, and ten were engaged in other activities related to our business, seven of whom were engaged in our business full‑time. None of these employees are represented by labor unions or covered by collective bargaining agreements. Our parent considers employee relationships to be good.

Corporate Information and Websites

We view our operations and measure our business as one reportable segment operating primarily in the United States. See Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.  Additional information required by this item is incorporated herein by reference to Part II, Item 6, “Selected Consolidated Financial Data.”

The Company’s website is www.fantexbrands.com. This Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website, https://fantexbrands.com/about-fantex-inc/investor-relations/sec-filings/default.aspx as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"). Our Corporate Governance Guidelines, board of directors' committee charters (including the charters of the Audit Committee, Compensation Committee, Conflicts Committee, and Nominating and Corporate Governance Committee) and Code of Business Conduct and Ethics are available on our website at https://fantexbrands.com/about-fantex-inc/investor-relations/governance/default.aspx. Information on our website does not constitute a part of, and is not incorporated by reference into, this Form 10-K.

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

We incorporated in Delaware in September 2012 as a wholly‑owned subsidiary of Fantex Holdings. We are currently in a start‑up phase and to date have relied on our parent to conduct our operations. We therefore have a very limited operating history. Investment in our company is highly speculative because it entails significant risk that we may never become commercially viable. Our parent has incurred significant expenses on our behalf. Our parent is not obligated to continue to incur expenses on our behalf except as required under our management agreement with them, and we expect that we will incur significant expenses related to our ongoing operations. For the years ended December 31, 2015 and 2014, we reported a net loss of approximately $6.0 million and $6.3 million, respectively, and had accumulated losses since inception of approximately $17.5 million.

We expect to continue to incur losses for the foreseeable future as we continue evaluating, targeting and accessing brands, negotiating the acquisition of minority interests in those brands that meet our criteria, and developing the infrastructure necessary to support our ongoing operations. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses, the rate at which we are able to acquire brands that meet our criteria and the ability of our acquired brands to generate income and cash flow. Even if our brands generate cash flows they may not produce payments quickly enough to cover our expenses. If any individuals with whom we have or may contract in the future, fail to make payments in amounts we expect, or at all, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our expected future losses will have an adverse effect on our stockholders’ equity and working capital.

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

We have entered into 11 brand contracts. We intend to enter into additional brand contracts in the future with other contract parties and are actively pursuing these brand contracts. Each of our brand contracts requires us to make an upfront cash payment, and we expect that any other brand contracts that we enter into in the future with other contract parties will also require us to make upfront payments, in return for the right to future payments based on our ABI.

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

In addition, there are numerous risks and uncertainties associated with the brands in which we invest, including that the success of our brand contracts will depend upon the contributions, success and longevity of an individual in their primary occupation as a professional athlete. Therefore, we are unable to predict the timing or amount of future cash receipts, or when or if we will be able to achieve or maintain profitability. Even if we are able to acquire, manage and develop brands as described above, we anticipate incurring significant costs associated with our efforts to achieve or maintain profitability. Further, we may not receive the cash amounts that we expect, or any at all, from any of our brand contracts.

Our business strategy depends in large part on our ability to build a robust platform of brands by entering into additional brand contracts. We may not be able to enter into additional brand contracts in the future, or enter into the number of additional brand contracts that we anticipate would be necessary to support our business model.

Our strategy of enhancing brand reach and brand value for our acquired brands depends in part on our ability to build a robust platform of brands and benefit from economies of scale and an ability to cross‑pollinate and share best practices across our acquired brands. For example, any direct investment of resources that we make in any promotional activities relative to one brand contract must exceed a return that is at least approximately eight to ten times our investment in order to increase the value of such tracking stock. Thus, unless we achieve significant economies of scale in our ability to deliver brand enhancing value at a low cost across all our tracking stocks (by, for example, utilizing fixed, in‑house personnel rather than incurring out‑of‑pocket third party costs), then we will not likely be able to make investments at a cost that would allow for a positive return on our investment. Accordingly, we are actively pursuing additional brand contracts that we intend to enter into in the future.

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

Any brand contracts that we enter into in the future with other contract parties will require us to make substantial upfront payments to acquire the ABI under such brand contracts. We do not, and we do not expect to have, the necessary funds that we would need to make all of these upfront payments under future brand contracts. Therefore, we expect that our future brand contracts for the foreseeable future will be contingent upon obtaining financing to fund the acquisition of the ABI in the respective brands, and we intend to finance these acquisitions through the issuance of additional tracking stocks linked to the value of such brands. Such financing may be expensive and time consuming to obtain, and we may not have investor interest that would enable us to obtain such financing. Our parent has purchased approximately $11.2 million in the company’s tracking series as a stand-by purchaser in the public offerings we have consummated to date so that the offerings could be completed and we do not expect our parent will continue to purchase similar amounts in the future.  On February 12, 2016 we borrowed $3.3 million from our parent under a promissory note bearing interest at 8% per annum to consummate the Andrew Heaney brand contract. We will repay this promissory note upon the earlier of five days following the successful initial public offering of a security linked to the Andrew Heaney brand contract or August 12, 2016.

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

Until we can generate a sufficient amount of cash from our brand contracts, if ever, we expect to finance future cash needs through public or private equity or debt offerings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may not be able to continue to acquire additional ABI in other brands and we may have to significantly delay, scale back or discontinue our operations. Our board of directors has adopted resolutions limiting our ability to incur indebtedness for borrowed money or issue debt securities without the prior approval of our independent directors or a committee comprised of independent directors. If we raise additional funds through the issuance of additional debt or equity securities it could result in dilution to our existing stockholders, and/or fixed payment obligations that could reduce our ability to pay dividends or otherwise fund our other operations. Furthermore, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license brands without consent and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects.

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

We entered into our first brand contract in February 2013. Due to our limited experience with brand contracts, we have limited historical performance data regarding our ability to generate cash receipts from the management of brand contracts and the likelihood of long‑term performance of the contract party, or our ability to aid our brands in enhancing their brand reach and brand value. As a result, the brand contracts that we enter into may generate lower ABI than we anticipate, or none at all. We may therefore pay a purchase price for ABI that is too high. As we gain more experience with our brand contracts, we may change how we estimate the brand value of future brand contracts, and investors who invest early may not benefit from the experience that we gain from our early brand contracts.

Our cash received under our brand contracts will depend upon the continued satisfactory performance of the related contract party, and we do not have any rights to require the contract party to take any actions to attract or maintain or otherwise generate brand income.

Some or all of the brand income that a contract party is expected to generate is contingent on continued satisfactory performance and is not guaranteed. Although we structure our brand contracts so that the contract party maintains the substantial majority of future brand income to help ensure that the contract party will maintain incentives to continue to generate brand income, we can provide no assurances that the contract party will do so. The contract party may retire from such contract party’s primary occupation, such as a professional athlete, at any time and for any reason, subject only to a requirement to repay us the amount of the purchase price we paid such contract party, plus certain expenses and net of any amounts already paid to us, if the contract party retires within a specified period of time, depending on the sport. In addition, if the contract party voluntarily retires during such period, such contract party may have other obligations under other contracts to pay back upfront payments, such as a signing bonus, and the contract party may not have the funds to meet all of its obligations at that time. The contract party has no obligation to take any actions to generate brand income, and may choose not to do anything to generate brand income. In addition, even if the contract party chooses to engage in additional brand income generating activities, their ability to do so may be restricted under their existing or future contracts. Moreover, brand income under our brand contracts generally only includes income that the contract party may receive in the future in such contract party’s primary occupation at the time, such as a professional athlete, and related fields, such as broadcasting and coaching. Our brand contract contains no restriction on the ability of the contract party to change professions or earn money in unrelated fields, and such income may not be brand income. In any of these events, we may lose some or all of the brand income in the future under a brand contract, in which case our cash receipts would decline.

The contract party is neither our affiliate, nor a director, officer or employee of our company and owes no fiduciary duties to us or any of our stockholders. The contract party has no obligation to enhance the value of their brand or disclose information to our stockholders.

Events in the contract party’s personal life, including relationships with spouse, family, friends, etc. could have a significant impact on the contract party’s performance on the field. The contract party’s obligations to disclose such personal events is limited to the obligations under the brand contract and the contract party is under no obligation to disclose any personal matters to the holders of shares of our securities. Furthermore, although the contract party is contractually obligated to disclose all material facts to us, we cannot guarantee that the contract party will comply with such disclosure requirements or that we can independently verify or uncover material events in the contract party’s personal life. In addition, the contract party has no obligation to enhance the value of their brand. For example, a contract party in the NFL may agree to a salary reduction to assist their team in staying within the league salary cap, to be on a more competitive team, or to stay with a specific team, all of which may have the effect of reducing potential brand income and conflict with stockholders’ interests in maximizing brand income. Since the contract party’s obligations under the brand contract are solely limited to obligations owed to us, the holders of shares of our securities have no contractual right to enforce such obligations against the contract party. Furthermore, since the contract party is neither a director nor an officer of our company, such contract party owes no fiduciary obligations to the holders of shares of our securities. As a result, our stockholders will have no recourse directly against the contract party, either under the brand contract or under the securities laws.

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

Competition for endorsements and other brand income opportunities is intense. These opportunities may depend on a variety of factors, including the primary occupation, and perceived value of such profession to marketing executives, and on‑field factors in the primary occupation, such as quality of the contract party’s performance, whether or not the contract party plays for a winning team, plays in post‑season games, wins major golf tournaments, or wins individual awards or is named to the Pro Bowl or All‑Pro Team, the market in which the contract party performs, skill of the contract party at such contract party’s position, the style of play and potential to perform in the future, as well as intangible traits off the field such as personality, personal drive and ambition, “likability,” authenticity and consistency. Thus, future endorsements and other brand income opportunities may be difficult to attract and maintain, and they may not generate as much brand income as we expect or that they have historically. A downturn in the performance of the contract party or even the team on which the contract party plays, whether the current team or a different team, could adversely affect such contract party’s ability to attract and maintain endorsements. Even if the contract party enters into multi‑year agreements that are capable of generating significant brand income, such agreements may have termination clauses relating to performance, character or other reasons, or such agreements may become the subject of disputes. We will have no rights under our brand contracts to require the contract party to pursue any remedies or engage in any disputes with any third parties.

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

Our brand contracts are not secured by any collateral or guaranteed or insured by any third party and an investor must rely on Fantex to pursue remedies against the contract party in the event of any default.

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

Prior to entering into a brand contract, we conduct a review of the contract party that includes collecting financial and other information from the contract party to evaluate financial suitability of the contract party, including a review of assets, liabilities, existing commitments, tax returns and credit scores. We also conduct an initial background check to help us assess the ability of the contract party to meet their financial obligations. However, we do not verify this information and it may be inaccurate or incomplete. If information that is supplied to us by the contract party or other third parties is inaccurate or incomplete, the risk of default on the brand contract may be significant and may be higher than we anticipate.

Our due diligence procedures may not reveal all relevant information regarding a targeted brand acquisition and may result in an inaccurate assessment of the projected value of an acquired brand.

Prior to entering into a brand contract with an athlete or other high profile individual, we conduct due diligence and review the included contracts of such contract party and other documents to support our estimate of such contract party’s projected brand income. As part of this due diligence process and assessment, we will rely in part on the contract party to fully address our questions by disclosing all relevant information and, in some cases, on information provided by third parties. However, our due diligence processes may not uncover all relevant facts, and our brand acquisitions may not be profitable. Although our brand contracts with our contract parties obligates them to, and we intend to require future contract parties, if any, to contractually agree to, disclose all material facts to us, we cannot guarantee that our current contract parties or any future contract party will comply with such disclosure requirements or that we can independently verify or uncover material events about our current contract parties or any such future contract parties.

The valuation of our brand contracts and expected ABI requires us to make material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations.

Our principal assets are expected to be derived from our brand contracts with athletes and other high‑profile individuals. Those assets are considered “Level 3” assets under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets incorporates significant inputs that are not observable. Fair value of future expected brand income is determined by measuring expected returns on player contracts, anticipated lengths of player careers and related contracts, anticipated future endorsements and anticipated renewals of existing contracts based on comparable individuals in the same industry. However, valuation of the expected brand income is highly speculative due to the heavily subjective nature of identifying comparable athletes and is inherently difficult due to the uniqueness of each professional athlete and the limited number of available comparable athletes.

The fair value measurement of Level 3 assets is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets. To determine the amount of our purchase price and the fair values of our brand contracts with our contract parties, we applied discount rates subjectively determined in our analysis based on assumptions that have not been reviewed by any independent financial advisor. If we determine in the future that the discount rates we used were too low, then our estimate of the fair value of any of our brand contracts may be too high. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of fair value measurements.

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

Economic downturns and adverse economic conditions may negatively affect the earnings of a contract party. For example, the NFL market salary cap is dependent upon the revenues the NFL receives and an economic downturn could result in a stagnant or declining salary cap. In addition, endorsements may depend in part on the actual or perceived personal disposable income of consumers and marketing budgets of endorsement partners. These commercial contract payments are contingent upon the expenditures of businesses across a wide range of industries, which industries may cut costs in response to any economic downturn.

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

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations, including by hindering or preventing our ability to enforce our brand contracts or conduct offerings of securities.

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations, including by hindering or preventing our ability to enforce our brand contracts or conduct offerings of securities. Most of our brand contracts are intended to be effective in perpetuity and may be terminated only upon mutual agreement of the contract party and us. In some jurisdictions, perpetual contracts have been found to be against public policy and therefore terminable in some circumstances. Our brand contracts are governed by California law, and California legal decisions do not disfavor express contractual terms for indefinite duration. However, we can provide no assurances that a California court may not rule differently in the future, or that a court of another jurisdiction might attempt to apply a different choice of law to our brand contracts. If this occurs then we may become involved in expensive and time consuming litigation, or may be unable in certain cases to enforce our brand contracts. Any other changes in or interpretations of current laws and regulations could also require us to increase our compliance expenditures, inhibit our ability to enter into new brand contracts or cause us to significantly alter or to discontinue offerings of additional tracking stocks. Altering the terms of our brand contracts or tracking stocks to comply with changes in or interpretations of applicable laws and regulations could require significant legal expenditures, increase the cost of managing or acquiring our brand contracts or make offerings of our tracking stocks less attractive to investors. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to any such changes or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

The leagues, team owners, players associations, endorsement partners, elected officials or others may take actions that could restrict our ability or make it more costly for us to enter into future brand contracts.

Our business model depends on the cooperation of various third parties. Because the brand contracts and offerings of tracking stocks linked to the income of professional athletes and other high profile individuals is a novel business model, there may be influential parties with interests that are adverse or perceived to be adverse to our business, such as sports leagues, sports teams, fantasy sports networks or gambling institutions. These parties may seek to change the rules, policies, laws, regulations or legal interpretations in ways to prohibit, or limit the success of, our business. For example, in 2010 the Cantor Futures Exchange received approval from the Commodities Futures Trading Commission to launch the Hollywood Stock Exchange as a contract market for the trading of box office futures; however, the Motion Picture Association of America successfully lobbied members of the U.S. congress to pass legislation making trading in box office futures illegal. In a similar manner, influential parties that perceive our business model to be a threat to their business or detrimental to professional sports may attempt to lobby leagues, team owners, players associations, endorsement partners and elected officials to adopt rules, policies, laws, regulations or legal interpretations that inhibit us from conducting our business. Any such changes may adversely affect the ability of our contract parties to perform their obligations under brand contracts, or inhibit our ability to enter into new brand contracts with other contract parties. These changes could cover various requirements of the brand contract, such as prohibiting the sale or assignment of a portion of personal income, limiting the ability to enter into contracts with an indefinite term or limiting the ability of the contract party to disclose information about included contracts to us. Any such changes prohibiting, or limiting the enforceability of, any terms in the brand contract could prevent or inhibit our collection of the ABI to which we are entitled under the brand contract. Any limitations on the ability of the contract party to disclose information about included contracts to us, or the SEC if we deemed it necessary, could limit the ability of a contract party to enter into such agreements subsequent to entering into a brand contract with us. Any increase in the expenses associated with our management of the brand contract or decrease in the expected ABI that we will collect could materially and adversely affect the value of shares of our tracking stocks.

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

 Risks Relating to Our Contract Parties in the NFL and MLB

The profitability of our brand contract with a contract party in the NFL or MLB is substantially dependent upon the contract party’s ability to play out his existing player contract and enter into additional high-value player contracts. If a contract party in the NFL or MLB does enter into additional high-value player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money.

We anticipate that we will receive the majority of payments due under our brand contract with a contract party in the NFL and MLB during the period of his professional sports playing career. These contract parties’ current player contracts represent the source of substantially all of the brand income under our brand contracts with them, and we expect that these contract parties’ annual incomes will continue to be more heavily weighted toward their player contracts than on other brand income-generating activities.

The length of the professional sports playing career of a contract party in the NFL or MLB is uncertain. These contract parties may not continue to perform well as players and therefore, their future earnings may be substantially less than those under their current player contracts. In addition, if such a contract party is unable to sign a new player contract or the terms of a new player contract are materially worse than his current player contract, the cash receipts from the related brand contract will decline, which in turn may cause the market value of our securities to decline.

In addition, in valuing the potential lifetime brand income of our contract parties in the NFL or MLB, we generally estimated that the brand income these contract parties may earn as a result of endorsements will be in excess of their historical earnings from endorsements. However, we do not know if these contract parties’ endorsement income will grow in the future, and we do not know if their reputations and brands will be enhanced as a result of their being one of our contract parties. In fact, a contract party’s reputation and brand may be negatively affected by his willingness to enter into a brand contract and trade potential future earnings for present income.

If future endorsement partners or professional sports teams suspect that a contract party has hidden motives behind accepting an upfront cash payment in exchange for a portion of his future earnings, future endorsement partners may be less willing to enter into contracts with a contract party and may not find his promises of future performance under such contracts reliable. In addition, the endorsement contracts that a contract party in the NFL or MLB may enter into during his playing career may be terminated if he ceases to play his professional sport. Furthermore, a contract party’s ability to successfully attract and retain endorsements is dependent on such party’s complying with the contractual requirements of those endorsements and there is no guarantee that a contract party will do so. For the aforementioned reasons, our contract parties may not be able to enter into new endorsement deals. In addition, the ability of each of our contract parties to generate other brand income after his playing career, such as through coaching or broadcasting, is unproven. A contract party’s failure to attract and maintain key endorsements or generate other brand income after his playing career could have a negative impact on our cash received under the brand contract.

The opportunity to receive a return of capital or any profit from an investment in any Fantex security linked to the brand income of an NFL or MLB player will depend in large part upon the ability of our contract parties to generate significant future brand income from professional sports and in some cases enter into and maintain endorsement contracts that are significantly in excess of those they have had historically. If a contract party does enter into additional high-value player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money. For a more detailed description of the valuation of the each of our brand contracts, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 60.

A contract party’s NFL or MLB player contract is a significant portion of the current cash we would receive under their brand contract.

We expect that each contract party’s NFL or MLB player contract will generate a significant portion of the current cash we expect to receive under their brand contract. In many cases, the amount of ABI under a playing contract is not guaranteed. We cannot guarantee that a contract party will be able to enter into a new NFL or MLB player contract when the existing contract expires.

A contract party could cease playing in the NFL or MLB at any time due to illness, injury or death, if they are dropped from the team and unable to secure a new contract, if they incur negative publicity or if they are suspended or banned from the NFL or MLB.

We expect that a significant portion of the brand income we expect to receive from a contract party will come from current and future NFL or MLB playing contracts.  However, a contract party could cease playing football in the NFL or MLB at any time due to illness, injury or death, if they are dropped from the team and unable to secure a new contract, if they incurs negative publicity or if they are suspended or banned from the NFL or MLB. If any of these were to occur, a contract party would not receive amounts under their existing player contract and may not be able to secure future playing contracts.

Risks Relating to Our Contract Parties on the PGA Tour

The profitability of our brand contract with a contract party on the PGA TOUR is substantially dependent upon the contract party’s ability to remain on the PGA TOUR. If a contract party does not remain on the PGA TOUR it is likely the contract party’s golf earnings will be substantially lower than our estimates.

We anticipate that we will receive the majority of payments due under our brand contract with a contract party in the NFL and MLB during the period of his professional sports playing career. These contract parties’ current player contracts represent the source of substantially all of the brand income under our brand contracts with them, and we expect that these contract parties’ annual incomes will continue to be more heavily weighted toward their player contracts than on other brand income-generating activities.

The length of the professional sports playing career of a professional golfer is uncertain. These contract parties may not continue to perform well as players and therefore, their future earnings may be substantially less than previous earnings. In addition, if such a contract party is unable to maintain his PGA TOUR card the cash receipts from the related brand contract will decline, which in turn may cause the market value of our securities to decline.

In addition, in valuing the potential lifetime brand income of our professional golfer contract parties, we generally estimated that the brand income these contract parties may earn as a result of endorsements will be in excess of their historical earnings from endorsements. However, we do not know if these contract parties’

endorsement income will grow in the future, and we do not know if their reputations and brands will be enhanced as a result of their being one of our contract parties. In fact, a contract party’s reputation and brand may be negatively affected by his willingness to enter into a brand contract and trade potential future earnings for present income.

If future endorsement partners suspect that a contract party has hidden motives behind accepting an upfront cash payment in exchange for a portion of his future earnings, future endorsement partners may be less willing to enter into contracts with a contract party and may not find his promises of future performance under such contracts reliable. In addition, the endorsement contracts that a professional golfer may enter into during his playing career may be terminated if he ceases to play his professional sport or remain on the PGA TOUR. Furthermore, a contract party’s ability to successfully attract and retain endorsements is dependent on such party’s complying with the contractual requirements of those endorsements and there is no guarantee that a contract party will do so. For the aforementioned reasons, our contract parties may not be able to enter into new endorsement deals. In addition, the ability of each of our contract parties to generate other brand income after his playing career, such as through coaching or broadcasting, is unproven. A contract party’s failure to attract and maintain key endorsements or generate other brand income after his playing career could have a negative impact on our cash received under the brand contract.

The opportunity to receive a return of capital or any profit from an investment in any Fantex security linked to a professional golfers brand income will depend in large part upon the ability of our contract parties to generate significant future brand income from professional sports and in some cases enter into and maintain endorsement contracts that are significantly in excess of those they have had historically. For a more detailed description of the valuation of the each of our brand contracts, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning on page 60.

A contract party could cease playing professional golf at any time due to illness, injury or death and if they are suspended or banned from professional golf tours.

We expect that a significant portion of the brand income we expect to receive from a professional golfer contract party will come from earnings on the PGA TOUR.  However, a contract party could cease playing professional golf any time due to illness, injury or death or if they are suspended or banned from professional golf tours, especially the PGA TOUR. If any of these were to occur, a contract party earnings from playing professional golf would be severely impacted.

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

Contract parties could be negatively affected by a work stoppage.

If the NFL or MLB or PGA Tour experiences a work stoppage, then the earnings of a contract party in such professional sports organization will be adversely affected. For example, in 1974 and 1982 the NFL experienced player strikes and in 2011 the NFL owners staged a “lockout” of the players. If either a strike or a lockout occurs during an NFL or MLB season, a players pay may be suspended. If a work stoppage occurs on the PGA Tour a contract party would not have the opportunity to earn tournament prize money. Each of our contract party’s earnings are heavily dependent on their professional football salary and would be negatively affected by any such work stoppage. This would have a negative impact on the payments we receive under the brand contract. We can give no assurances that such work stoppages will not occur.

Contract parties could be negatively affected by current and future rules of the professional sports organization in which they participate, including rules and standards of personal conduct which, if violated, could lead to fines and/or suspension or a permanent ban from competition.

Current professional conduct rules that permit the suspension of players or termination of player contracts for certain violations of rules may adversely affect the earnings of each our contract parties. The NFL, MLB and PGA Tour have promulgated a number of rules and standards of personal conduct which, if violated, could lead to fines and/or the contract party’s suspension or permanent ban from the applicable professional sports organization. While we are not aware of, or privy to, all of the circumstances which might lead to a contract party’s suspension or permanent ban from competition, personal conduct that could result in the termination of the player contract, permanent ban from competition or suspension includes, but is not limited to: criminal offenses (including domestic violence); the use or provision of steroids or other prohibited substances; certain violent, threatening or inherently dangerous conduct; gambling, bribery, game‑fixing or the failure to report bribery or game‑fixing in connection with NFL or MLB games; and any other conduct that undermines or puts at risk the integrity and reputation of the professional sports organization, its clubs, teams, affiliates or players. For example, on September 8, 2014, the Baltimore Ravens terminated the contract of, and the NFL indefinitely suspended, Baltimore Ravens player Ray Rice for domestic violence. The suspension or ban from competition or termination of a contract party’s NFL or MLB player contract could have a negative impact on such contract party’s brand income and therefore would impact the ABI we receive under the respective brand contract.

Future changes to the NFL, MLB or PGA Tour rules or other regulations may also adversely affect the earnings of each of our contract parties. These regulations could cover various aspects of their participation, such as changes to the rules of the game resulting in a devaluation of their respective skill sets, changes governing player eligibility and fines, and changes to the league’s CBA or association’s rules. Changes in the format of the game and league in which the contract party plays could have a negative impact on their brand income and therefore, will impact the ABI we receive under the respective brand contract.

There could be a decline in the popularity of the professional sports organization in which the contract party plays, or a decline in the contract party’s popularity.

There can be no assurance that the NFL, MLB or PGA Tour will retain its popularity as a sport, together with the associated levels of media coverage. A substantial decline in the popularity of the professional sports organization in which a contract party competes, whether as a result of the increase in the popularity of other professional sports or the emergence of new spectator sports, could impact the amount a contract party earns on and off the field. In addition, the contract party could suffer a decline in popularity, including as a result of poor performance or behavior by the contract party, particularly if such performance or behavior tarnishes the contract party’s brand image. Any one of these events or a combination of such events could have a material adverse effect on the trading volume of our securities and on the cash received under the brand contract associated with such contract party.

The profitability of a contract party’s brand contract is substantially dependent upon the contract party to enter into additional high‑value NFL or MLB player contracts, and on their ability to successfully attract and retain endorsements during their playing career and thereafter significantly in excess of the amounts they have attracted historically and/or generate other brand income after their playing career. If a contract party does enter into additional high‑value NFL or MLB player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money.

We anticipate that we will receive the majority of payments due under our brand contract with a contract party during the period of their NFL or MLB playing career. A contract party’s current NFL or MLB player contract represents the source of a significant portion of all brand income, and we expect that a contract party’s annual income will continue to be more heavily weighted toward their NFL or MLB player contract than on other brand income generating activities.

The length of a contract party’s NFL or MLB playing career is uncertain. Following the expiration of a contract party’s current playing contract, NFL or MLB teams may be unwilling to enter into an NFL or MLB player contract with a contract party. In addition, a contract party may not continue to perform well as an NFL or MLB player and therefore, future earnings may be substantially less than those under their current NFL or MLB player contract. If a contract party is unable to sign a new NFL or MLB player contract or the terms of such new contract are materially worse than their current NFL or MLB player contract, the cash receipts from the contract party will decline, which in turn may cause the market value of shares of the tracking stock linked to the brand agreement with a contract party to decline.

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

If future endorsement partners or NFL or MLB teams do not like that a contract party accepted an upfront cash payment in exchange for a portion of their future earnings, future endorsement partners may be less willing to enter into contracts with a contract party. In addition, a contract party’s endorsement contracts that they may enter into during their NFL or MLB playing career may be terminated if a contract party does not play for an NFL or MLB team. Furthermore, a contract party’s ability to successfully attract and retain endorsements is dependent on a contract party complying with the contractual requirements of those endorsements and there is no guarantee that a contract party will do so. Moreover, future endorsement partners may be less willing to enter into contracts with a contract party as a result of their entering into the brand contract with us in order to avoid public disclosure of their arrangements with a contract party. For the aforementioned reasons, a contract party may not be able to enter into new endorsement deals. In addition, their ability to generate other brand income after their playing career, such as through coaching or broadcasting, is unproven. Failure to attract and maintain key endorsements or generate other brand income after their playing career could have a negative impact on our cash received under the brand contract.

The opportunity to receive a return of capital or any profit from an investment in our tracking stocks will depend in large part upon a contract party’s ability to enter into additional high‑value, multi‑year NFL or MLB player contracts and on their ability over the same period and beyond to enter into and maintain endorsement contracts that are significantly in excess of those they have had historically. If a contract party does enter into additional high‑value, multi‑year NFL or MLB player contracts, there is no guarantee that any portion of such contracts will consist of guaranteed money.

In general we have limited historical data upon which to base our valuation and projections of a contract party’s future earnings potential.

Most of our contract parties have played less than five seasons in their respective sport. As a result, we have limited historical data upon which to build our analysis and valuation of the future professional sports earnings, future endorsements and other post‑career contracts for a contract party.

A contract party may suffer from an injury, illness or medical condition; any injuries, illnesses or medical conditions of a contract party may affect the cash received by us under the brand contract.

Any injury, illness or medical condition of a contract party could cause you to lose a substantial portion or all of your investment in a tracking stock linked to that contract party’s brand agreement. Even if not career-ending, an injury, illness or medical condition could have a negative effect upon a contract party’s performance and may result in a loss of brand income that would otherwise have resulted from the contract party competing in his professional sport. A reduction in brand income will reduce our ABI and our ability to make dividend payments, if any, and will have a negative impact on the value of shares of the associated tracking stock. Any of these outcomes could also affect our ability to enter into additional brand contracts or to finance the acquisition of additional brands, which would have an adverse impact on our ability to execute on our business strategy.

All of our contract parties in the NFL and MLB have experienced injuries which, in certain cases, have caused that contract party to miss games. In addition each contract party has experienced other instances of normal wear and tear as an amateur and professional athlete and we expect that each contract party will continue to experience such wear and tear. Any worsening of these conditions, or re‑injury or new injury, could materially and adversely affect a contract party’s playing performance and the value of the contract party’s brand.

A substantial portion of our anticipated income under the brand contract is attributable to a contract party’s expected earnings from his professional sport. To the extent that the value of your investment is dependent on the competitive success of a contract party, the likelihood of achieving such success is substantially reduced by serious or untimely injuries to a contract party. If a contract party is unable to play as a result of any injury, illness or medical condition they may be unable to enter into any future NFL or MLB player contracts or earn PGA Tour prize money, as the case may be. Additionally, certain endorsement contracts are made subject to an athlete’s continued participation in his professional sport and if they cease to be a professional athlete for any reason, including injury, illness or medical condition, their ability to maintain sponsors and their ability to attract new sponsors may be severely diminished.

It is difficult to estimate with precision the projected future earnings of a contract party because such estimation is necessarily based on future events that may or may not occur and that could change based on a number of factors that are hard to control. As a result, it is difficult to predict an accurate return on investment or rate of return for an investment in our tracking stocks.

Because the length of a contract party’s playing career is uncertain, we made certain estimates to predict a contract party’s career length. Due to the inherent uncertainty in predicting the future, it is difficult to estimate with precision the projected future earnings of a contract party in his professional sport and other brand income activities. These estimations are based on future events that may or may not occur. Additionally, future events change based on a number of factors that are difficult or impossible to control. As a result, it is difficult to predict an accurate return on investment or rate of return of an investment in our tracking stocks.

Future negative publicity could harm a contract party’s reputation and impair the value of his brand.

The return on your investment in our securities depends on the value and strength of the brand and reputation of our contract parties as well as the financial success of Fantex as a whole. Each of our contract parties has in the past received, and we expect will continue to receive in the future, media coverage. Unfavorable publicity regarding a contract party’s professional performance or his behavior off the field could negatively affect his brand and reputation. Any negative publicity regarding a contract party’s on-field or on-course performance or off-the-field behavior or otherwise could damage his reputation and impair the value of his brand. Moreover, future endorsement agreements may contain “morality” clauses which would permit counterparties to endorsement agreements to terminate those agreements with the contract party in certain circumstances (such as if he were charged with a felony or other crime involving fraud, dishonesty, violence, physical harm to another person, possession or use of illegal drugs or moral turpitude), further reducing our potential ABI.

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

Our parent and certain directors of our parent are able to exercise voting rights with respect to approximately 98.6% of our outstanding stock and as such, a majority of the voting power of our outstanding capital stock. Our platform common stock and each of our tracking stocks are each entitled to one vote per share. As a result, our parent will hold substantially all of the voting power of our outstanding capital stock and has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. As a stockholder, even a controlling stockholder, our parent is entitled to vote its shares in its own interests, which may not always be in the interests of our stockholders generally. Our parent will continue to control a majority of the combined voting power of our common stock and therefore be able to control all matters submitted to our stockholders for approval so long as the shares of our platform common stock represent a majority of all outstanding shares of our common stock. This concentrated control will limit the ability of other stockholders to influence corporate matters for the foreseeable future.

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

Our Chief Executive Officer is a member of our parent’s board and some of our officers are also officers of our parent company. Because our parent holds all of our platform common stock, its interests are expected to conflict in certain respects with the interests of holders of our current or future additional tracking stocks. Furthermore, since our parent is also required to provide services to us under the management agreement as long as such agreement is in effect, certain of its interests pursuant to that agreement are directly adverse to the interests of Fantex. These differing interests could create or appear to create conflicts of interest when our officers or directors are faced with decisions that could have different implications for Fantex Holdings and Fantex.

Other than pursuant to our management and attribution policies we have not adopted any specific procedures for consideration of matters involving a divergence of interests among holders of shares of our tracking stocks and our platform common stock, or among holders of different tracking stocks. Rather than develop additional specific procedures in advance, our board of directors intends to delegate decisions to our independent conflicts committee, which will exercise its judgment from time to time, depending on the circumstances, as to how best to:

•	obtain information regarding the divergence (or potential divergence) of interests;
•	determine under what circumstances to seek the assistance of outside advisers;
•	determine whether a special committee of our board of directors should be appointed to address a specific matter and the appropriate members of that committee;
•	in certain circumstances, authorize the incurrence of indebtedness for borrowed money or issuance of debt securities; and
•	assess what is in our best interests and the best interests of all of our stockholders.

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

We have entered into a brand contract with each of our contract parties, and we intend to enter into additional brand contracts on an ongoing basis. In addition, we intend to create additional tracking stocks in connection with one or more brand contracts we may enter in the future. Income (and assets) will generally be attributed to any of our tracking stocks based on the income from the associated brand contract. However, the assets attributed to one tracking stock are potentially subject to the liabilities attributed to another tracking stock, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other tracking stock. No provision of our amended and restated certificate of incorporation prevents any creditor from requiring us to satisfy liabilities of one tracking stock with assets of another tracking stock, and our creditors will not in any way be limited by our capital structure from proceeding against any assets they could have proceeded against if we did not have any tracking stocks.

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

For as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes‑Oxley Act. We may take advantage of this provision until December 31, 2019, or such earlier time when we are no longer an emerging growth company. Furthermore, after the date we are no longer an emerging growth company, our independent registered public accounting firm will only be required to attest to the effectiveness of our internal control over financial reporting depending on our market capitalization. Even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may still decline to attest to the effectiveness of our internal controls or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. In addition, in connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes‑Oxley Act for compliance with the requirements of Section 404. Failure to comply with Section 404 could subject us to regulatory scrutiny and sanctions, impair our ability to raise revenue, cause investors to lose confidence in the accuracy and completeness of our financial reports and negatively affect our stock price.

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

The current trading market for our securities is limited and if a trading market for our securities does not develop, purchasers of our securities may not be able to sell, or may have difficulty selling, their security.

Because we are an affiliate of FBS, FBS will deliver a current “market‑maker” prospectus and otherwise comply with the registration requirements of the Securities Act in connection with any secondary market sale of the Units to FBS customers, which may affect FBS customers’ ability to engage in secondary sales. We have agreed to make a “market‑maker” prospectus generally available to FBS. If we do not have a current “market‑maker” prospectus available at any time, or if we have limited or no market‑makers at any time, the liquidity of the secondary market for our Units may be materially adversely affected.

In addition, we cannot predict the extent to which investor interest in our securities will lead to the development of an active trading market for the securities or how liquid any trading market might become. If an active trading market does not develop, you may be unable to sell, or have difficulty selling, any shares of our tracking stocks that you purchase, and the value of such shares may not reflect their fundamental value. The estimates of value of our tracking stocks were originally based on estimates of the business potential and earnings prospects of our contract parties and our estimates may not be indicative of prices that will prevail in the open market. Consequently, you may not be able to sell shares of our securities, if at all, at a price equal to or greater than the price you paid to purchase the shares of our securities.

ITEM 1B. Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2. Properties

We share our principal executive offices with our parent’s 4,953 square foot real estate facility located at 330 Townsend Street, Suite 234, San Francisco, California 94107. We use this space primarily for our corporate operations. Our parent’s lease for this space expires in November 2018. We believe that this facility is sufficient for our needs for the foreseeable future. We have no contractual rights to share this real estate facility. We believe our existing facility, is in good condition and suitable for the conduct of our business.

ITEM 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

ITEM 4. Mine Safety Disclosure

Not applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our outstanding tracking stocks are traded on the FBS ATS under the following symbols:

Tracking Stock	Symbol
Fantex Series Vernon Davis Convertible Tracking Stock	VNDSL
Fantex Series EJ Manual Convertible Tracking Stock	EJMLL
Fantex Series Mohamed Sanu Convertible Tracking Stock	SANUL
Fantex Series Alshon Jeffery Convertible Tracking Stock	JEFFL
Fantex Series Michael Brockers Convertible Tracking Stock	BRKSL
Fantex Series Jack Mewhort Convertible Tracking Stock	JKMTL

On March 7, 2016, the closing price and number of shares of our tracking stocks, as reported on the FBS ATS, and the number of stockholders of such tracking stocks were as follows:

		Closing	Number of	Number of
Tracking Stock	Symbol	Price	Shares	Stockholders
Fantex Series Vernon Davis Convertible Tracking Stock	VNDSL	$7.90	421,100	639
Fantex Series EJ Manuel Convertible Tracking Stock	EJMLL	$6.00	523,700	429
Fantex Series Mohamed Sanu Convertible Tracking Stock	SANUL	$9.50	164,300	203
Fantex Series Alshon Jeffery Convertible Tracking Stock	JEFFL	$11.00	835,800	247
Fantex Series Michael Brockers Convertible Tracking Stock	BRKSL	$8.00	362,200	53
Fantex Series Jack Mewhort Convertible Tracking Stock	JKMTL	$12.00	268,100	37

There is no established public trading market for shares of our platform common stock. The following table sets forth the high and low sale bid for our tracking stocks for the period indicated as reported on the FBS ATS and such quotations are without retail mark-up, mark-down or commission and may not necessarily represent an actual transaction:

	Bid Price
	High	Low
Fantex Series Vernon Davis Convertible Tracking Stock(1)
Year ended December 31, 2014
Second Quarter Ended June 30, 2014	$19.80	$5.50
Third Quarter Ended September 30, 2014	11.50	7.00
Fourth Quarter Ended December 31, 2014	9.90	2.00
Year ending December 31, 2015
First Quarter Ended March 31, 2015	$8.90	$2.50
Second Quarter Ended June 30, 2015	8.00	5.50
Third Quarter Ended September 30, 2015	9.00	4.00
Fourth Quarter Ended December 31, 2015	8.50	3.95

Fantex Series EJ Manuel Convertible Tracking Stock(2)
Year ended December 31, 2014
Third Quarter Ended September 30, 2014	$11.50	$1.00
Fourth Quarter Ended December 31, 2014	8.50	1.30

Year ending December 31, 2015
First Quarter Ended March 31, 2015	$6.30	$2.70
Second Quarter Ended June 30, 2015	7.00	4.00
Third Quarter Ended September 30, 2015	7.00	0.50
Fourth Quarter Ended December 31, 2015	7.00	3.00

Fantex Series Mohamed Sanu Convertible Tracking Stock(3)
Year ended December 31, 2014
Fourth Quarter Ended December 31, 2014	$13.80	$1.00
Year ending December 31, 2015
First Quarter Ended March 31, 2015	$13.60	$7.50
Second Quarter Ended June 30, 2015	13.40	11.00
Third Quarter Ended September 30, 2015	13.40	10.00
Fourth Quarter Ended December 31, 2015	11.00	0.25

Fantex Series Alshon Jeffery Convertible Tracking Stock(4)
Year ending December 31, 2015
First Quarter Ended March 31, 2015	$11.20	$1.00
Second Quarter Ended June 30, 2015	10.90	9.00
Third Quarter Ended September 30, 2015	11.80	7.30
Fourth Quarter Ended December 31, 2015	11.50	7.51

Fantex Series Michael Brockers Convertible Tracking Stock(5)
Year ending December 31, 2015
Second Quarter Ended June 30, 2015	$11.50	$7.50
Third Quarter Ended September 30, 2015	8.51	6.00
Fourth Quarter Ended December 31, 2015	9.25	0.50

Fantex Series Jack Mewhort Convertible Tracking Stock(6)
Year ending December 31, 2015
Third Quarter Ended September 30, 2015	$12.00	$3.00
Fourth Quarter Ended December 31, 2015	12.50	11.00

(1)	Fantex Series Vernon Davis Convertible Tracking Stock started trading on the FBS ATS on April 28, 2014, which is the first date available for bid information.
(2)	Fantex Series EJ Manuel Convertible Tracking Stock started trading on the FBS ATS on July 21, 2014, which is the first date available for bid information.
(3)	Fantex Series Mohamed Sanu Convertible Tracking Stock started trading on the FBS ATS on November 3, 2014, which is the first date available for bid information.
(4)	Fantex Series Alshon Jeffery Convertible Tracking Stock started trading on the FBS ATS on March 19, 2015, which is the first date available for bid information.
(5)	Fantex Series Michael Brockers Convertible Tracking Stock started trading on the FBS ATS on May 29, 2015, which is the first date available for bid information.
(6)	Fantex Series Jack Mewhort Convertible Tracking Stock started trading on the FBS ATS on July 14, 2015, which is the first date available for bid information.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On April 28, 2014, we completed our initial public offering of 421,100 share of our Fantex Series Vernon Davis. Our parent purchased 102,454 shares of Fantex Series Vernon Davis in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $1.02 million.

On July 21, 2014, we completed our initial public offering of 523,700 shares of our Fantex Series EJ Manuel. Our parent purchased 250,000 shares of Fantex Series EJ Manuel in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $2.50 million. In addition, certain directors of our parent purchased an aggregate of 27,934 shares of Fantex Series EJ Manuel in the offering at $10.00 per share for an aggregate purchase price of $279,340.

On November 3, 2014, we completed our initial public offering of 164,300 shares of our Fantex Series Mohamed Sanu. Our parent purchased 78,000 shares of Fantex Series Mohamed Sanu in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $0.78 million. In addition, certain directors of our parent purchased an aggregate of 10,365 shares of Fantex Series Mohamed Sanu in the offering at the offering price of $10.00 per share for an aggregate purchase price of $103,650.

On March 19, 2015, we completed our initial public offering of 835,800 shares of our Fantex Series Alshon Jeffery. Our parent purchased 400,000 shares of Fantex Series Alshon Jeffery in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $4.00 million. In addition, certain directors of our parent purchased an aggregate of 203,994 shares of Fantex Series Alshon Jeffery in the offering at the offering price of $10.00 per share for an aggregate purchase price of $2,039,940.

On May 29, 2015, we completed our initial public offering of 362,200 shares of our Fantex Series Michael Brockers. Our parent purchased 162,993 shares of Fantex Series Michael Brockers in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $1.63 million. In addition, certain directors of our parent purchased an aggregate of 92,900 shares of Fantex Series Michael Brockers in the offering at the offering price of $10.00 per share for an aggregate purchase price of $929,000.

On July 14, 2015, we completed our initial public offering of 268,100 shares of our Fantex Series Jack Mewhort. Our parent purchased 124,014 shares of Fantex Series Jack Mewhort in the offering at $10.00 per share, which was the initial offering price to the public, for an aggregate purchase price of $1.2 million. In addition, certain directors of our parent purchased an aggregate of 69,520 shares of Fantex Series Jack Mewhort in the offering at the offering price of $10.00 per share for an aggregate purchase price of $695,200.

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

The amount and timing of distributions to our common stockholders is determined by our board of directors and is based upon a review of various factors including current market conditions, our liquidity needs, legal and contractual restrictions on the payment of distributions. To the extent permitted by the General Corporation Law of the State of Delaware, and provided that such dividends are not expected to have a material adverse impact on our liquidity or capital resources, we intend to pay a majority of available cash for each tracking stock as a cash dividend at least once every 12 months. The available dividend amount for any tracking stock is, as of any particular date, an amount equal to the lesser of (a) total assets of our company legally available for the payment of dividends under Delaware law and (b) an amount equal to (i) the excess of the total assets attributed to the applicable tracking stock over the total liabilities attributed to such tracking stock, less the par value of the outstanding shares of such tracking stock; or (ii) if there is no such excess, the attributable income of the tracking stock for the fiscal year in which the dividend is being declared and/or the preceding fiscal year. The available dividend amount for our platform common stock is as of any date an amount equal to the amount of our total assets legally available for the payment of dividends under Delaware law, less the aggregate amount of the “available dividend amount” for all of our then outstanding tracking stocks.

Our board of directors may change its dividend policy at any time and from time to time, and we may retain some or all available funds and future income to support our operations and finance the growth and development of our business as well as, in some circumstances, invest some of the available funds attributed to a series to further enhance that series’ associated brand, exercise a co-investment right pursuant to our brand contract with the brand, or acquire additional ABI in the associated brand if we believe that those would be more productive uses of some or all of the available funds. However, our board of directors will not in any event change the definition of “available dividend amount” for any series of our common stock or declare dividends on any series of our common stock in excess of the “available dividend amount” for that series. Our board of directors has discretion to declare a dividend on any series of common stock without declaring a dividend on any other series of our common stock. In general, our board of directors does not expect to declare dividends on any series of common stock in an amount greater than the attributed cash on hand for such series.

The following table shows the cash dividends declared on a per share basis of Fantex Series Vernon Davis through December 31, 2015:

			Cash Dividend Declared
			Per Share of Fantex
	Record Date	Payment Date	Series Vernon Davis
Third Quarter ended September 30, 2014	August 15, 2014	August 18, 2014	$0.70
Fourth Quarter ended December 31, 2014	November 25, 2014	November 26, 2014	$0.30
First Quarter ended March 31, 2015	April 24, 2015	April 28, 2015	$0.50

The following table shows the cash dividends declared on a per share basis of Fantex Series Mohamed Sanu through December 31, 2015:

			Cash Dividend Declared
			Per Share of Fantex
	Record Date	Payment Date	Series Mohamed Sanu
Second Quarter ended June 30, 2015	June 30, 2015	July 30, 2015	$0.20

Other than as set forth above, we did not declare or pay cash dividends on any other shares of our capital stock in the years ended December 31, 2015 or December 31, 2014 or any subsequent interim periods. We do not intend to declare dividends on our platform common stock for the foreseeable future.

If we sell all or substantially all of the assets of a tracking stock (but not in connection with a sale of our company), our board of directors will pay a dividend to holders of the related tracking stock, redeem shares of the related tracking stock, convert the outstanding shares of the related tracking stock into our platform common stock following the two-year anniversary of the filing of a certificate of designation creating such tracking stock or some combination of the foregoing.

Recent Sale of Unregistered Securities and Use of Proceeds

Recent Sale of Unregistered Securities

None.

Use of Proceeds

On April 22, 2014, our registration statement on Form S-1 (File No. 333-192476) was declared effective by the Securities and Exchange Commission (the “SEC”) for our initial public offering of 421,100 shares of Fantex Series Vernon Davis at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Stifel, Nicolaus & Company, Incorporated (“Stifel”). The net proceeds to the Company from the offering were approximately $4.0 million reflecting gross proceeds to the Company of approximately $4.2 million, net of underwriting fees of approximately $0.2 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on April 29, 2014 pursuant to Rule 424(b).

On July 15, 2014, our registration statement on Form S-1 (File No. 333-194256) was declared effective by the SEC for our initial public offering of 523,700 shares of Fantex Series EJ Manuel at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Stifel. The net proceeds to the Company from the offering were approximately $5.0 million reflecting gross proceeds to the Company of approximately $5.2 million, net of underwriting fees of approximately $0.2 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 22, 2014 pursuant to Rule 424(b).

On October 27, 2014, our registration statement on Form S-1 (File No. 333-196437) was declared effective by the SEC for our initial public offering of 164,300 shares of Fantex Series Mohamed Sanu Convertible Tracking Stock at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Stifel. The net proceeds to the Company from the offering were approximately $1.5 million reflecting gross proceeds to the Company of approximately $1.6 million, net of underwriting fees of approximately $0.1 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on November 4, 2014 pursuant to Rule 424(b).

On February 17, 2015, our registration statement on Form S-1 (File No. 333-198986) was declared effective by the SEC for our initial public offering of 835,800 shares of Fantex Series Alshon Jeffery Convertible Tracking Stock at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Stifel. The net proceeds to the Company from the offering were approximately $7.94 million reflecting gross proceeds to the Company of $8.36 million, net of underwriting fees of approximately $0.42 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on March 18, 2015 pursuant to Rule 424(b).

On May 22, 2015, our registration statement on Form S-1 (File No. 333-201677) was declared effective by the SEC for our initial public offering of 362,200 shares of Fantex Series Michael Brockers Convertible Tracking Stock at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Merriman Capital, Inc. (“Merriman”). The net proceeds to the Company from the offering were approximately $3.44 million reflecting gross proceeds to the Company of $3.62 million, net of underwriting fees of approximately $0.18 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on May 29, 2015 pursuant to Rule 424(b).

On June 22, 2015, our registration statement on Form S-1 (File No. 333-203457) was declared effective by the SEC for our initial public offering of 268,100 shares of Fantex Series Jack Mewhort Convertible Tracking Stock at a price to the public of $10.00 per share. The underwriters of the offering were FBS and Merriman. The net proceeds to the Company from the offering were approximately $2.52 million reflecting gross proceeds to the Company of $2.68 million, net of underwriting fees of approximately $0.16 million.  There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC on July 15, 2015 pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

ITEM 6. Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes for the years ended December 31, 2015 and 2014 included in this Form 10-K.  This discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in the “Item 1A—Risk Factors.” However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

Overview

We are a company whose focus is on acquiring minority interests in the future income of professional athletes and assisting such individuals in growing these income streams. We focus our business on three core areas:

•	targeting, evaluating, and assessing athletes with the potential to generate significant income (“brand income”);
•	acquiring minority interests in such brand income (“acquired brand income” or “ABI”); and
•	assisting athletes who have signed agreements with us (Fantex athletes) to increase the potential value of their future brand income, primarily through mentoring and network/audience development.

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

As of December 31, 2015, we had brand contracts with each of the following contract parties:

Contract Party	Primary Career	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)	Tracking Stock Related to the Brand Contract
Consummated Brand Contracts
Vernon Davis	Professional Football Player - Tight End	October 30, 2013	10%	$4.00	Fantex Series Vernon Davis
EJ Manuel	Professional Football Player - Quarterback	February 14, 2014	10%	$4.98	Fantex Series EJ Manuel
Mohamed Sanu	Professional Football Player - Wide Receiver	May 14, 2014	10%	$1.56	Fantex Series Mohamed Sanu
Alshon Jeffery	Professional Football Player - Wide Receiver	September 7, 2014	13%	$7.94	Fantex Series Alshon Jeffery
Michael Brockers	Professional Football Player - Defensive Tackle	October 15, 2014	10%	$3.44	Fantex Series Michael Brockers
Jack Mewhort	Professional Football Player - Offensive Tackle	February 15, 2015	10%	$2.52	Fantex Series Jack Mewhort
Unconsummated Brand Contracts
Kendall Wright	Professional Football Player - Wide Receiver	December 1, 2014	10%	$3.13	(1)
Andrew Heaney	Professional Baseball Player - Pitcher	January 1, 2015	10%	$3.34	(2)
Terrance Williams	Professional Football Player - Wide Receiver	February 1, 2015	10%	$3.06	(1)
Ryan Shazier	Professional Football Player - Linebacker	September 1, 2015	10%	$3.11	(1)
Scott Langley	Professional Golfer	October 25, 2015	15%	$3.06	(3)

(1)

The security linked to the brand contract has not been consummated as of the filing of this Form 10-K. The brand contract is contingent upon obtaining financing to fund the acquisition of our interest in the brand income under such brand contract. See Note 10, “Subsequent Events” in the Notes to Financial Statements for discussion of the registered offering under which the tracking stocks would be created.

(2)

On February 12, 2016, we consummated the Andrew Heaney brand contract. The security linked to the brand contract has not been created as of the filing of this Form 10-K. See Note 10, “Subsequent Events” in the Notes to  Financial Statements for further discussion of the purchase of this brand contract.

(3)	The security linked to the brand contract has not been created as of the filing of this Form 10-K.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts. Any brand contracts that we enter into in the future with other parties, who we refer to as contract parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. We intend to finance the acquisition of additional brand income through the issuance of additional tracking stocks linked to the value of such brand income.

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

Brand Contract and Tracking Stock Initial Public Offering Activity During the Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014
Brand Contracts signed(1)	7	3
Brand Contracts consummated(2)	3	3

(1)	See Note 3, “Tracking Stocks” in the Notes to Financial Statements, for a discussion of the brand contracts signed during the years ended December 31, 2015 and 2014.

(2)

See Note 8, “Stockholders’ Equity” in the Notes to Financial Statements, for a discussion of the completed initial public offerings during the years ended December 31, 2015 and 2014. For additional discussion of this activity, see “Liquidity and Capital Resources” beginning on page 66.

Results of Operations

Years ended December 31, 2015 and 2014

Income (Loss) from Brand Contracts

We first began to generate income in the quarter ended June 30, 2014. The income generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We account for our brand contracts at estimated fair market value, as more fully described in the Note 5, “Investment in Brand Contracts, at Fair Value” in the Notes to Financial Statements.

During the years ended December 31, 2015 and 2014, the change in fair value of our brand contract portfolio resulted in a loss of $1,920,491 and $2,203,500, respectively. The change in fair value of our brand contract portfolio reflects realized and unrealized losses on our total portfolio of brand contracts partially offset by the increase in present value of the brand contracts as the cash flows are brought closer to the present, and to a lesser extent from net gains resulting from the receipt of cash payments due to us under those contracts. During 2015, we made significant reductions to our estimates of and/or the timing of certain cash flows under our brand contracts with Vernon Davis, EJ Manuel, Alshon Jeffery and Michael Brockers. During 2014, we made significant reductions to our estimates of certain cash flows under our brand contract with EJ Manuel.  These changes were a result of our valuation process and the updating of the observable and unobservable inputs into our valuation models to determine fair value. As more fully discussed below, these changes resulted in realized and unrealized losses for each of the aforementioned brand contracts.

The change in the fair value of our brand contracts for the year ended December 31, 2015 is summarized as follows:

	Year Ended December 31, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance December 31, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(495,114)	$60,986	$(1,097,979)	$(57,468)	$1,036,757
EJ Manuel Brand Contract	2,582,389	—	(91,523)	(418,123)	(1,086,718)	(35,722)	950,303
Mohamed Sanu Brand Contract	2,012,461	—	(151,850)	21,775	(113,999)	(18,241)	1,750,146
Alshon Jeffery Brand Contract(1)	—	7,940,000	(175,679)	3,253	137,634	(115,407)	7,789,801
Michael Brockers Brand Contract(2)	—	3,440,000	(225,268)	(3,275)	(53,017)	(19,901)	3,138,539
Jack Mewhort Brand Contract	—	2,520,000	(47,966)	(6,677)	635,649	(8,180)	3,092,826
Total Brand Contracts	$7,221,182	$13,900,000	$(1,187,400)	$(342,061)	$(1,578,430)	$(254,919)	$17,758,372

(1)

During the year ended December 31, 2015, payments on brand contracts included $113,492 related to the period from the contract inception date of September 7, 2014 through December 31, 2014. For the period January 1, 2015 through December 31, 2015, payments on brand contracts were $62,187.

(2)

During the year ended December 31, 2015, payments on brand contracts included $81,247 related to the period from the contract inception date of October 15, 2014 through December 31, 2014. For the period January 1, 2015 through December 31, 2015, payments on brand contracts were $144,021.

The change in the fair value of our brand contracts for the year ended December 31, 2014 is summarized as follows:

	Year Ended December 31, 2014
Brand Contract	Balance December 31, 2013	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Gain (Loss)	Receivable from Contract Party	Balance December 31, 2014
Vernon Davis Brand Contract(1)	$—	$4,000,000	$(924,468)	$(168,445)	$(250,608)	$(30,147)	$2,626,332
EJ Manuel Brand Contract	—	4,975,000	(87,187)	(133,055)	(2,162,853)	(9,516)	2,582,389
Mohamed Sanu Brand Contract	—	1,560,000	(38,176)	(2,459)	513,920	(20,824)	2,012,461
Total Brand Contracts	$—	$10,535,000	$(1,049,831)	$(303,959)	$(1,899,541)	$(60,487)	$7,221,182

(1)

During the year ended December 31, 2014, payments on brand contracts included $386,219 related to the period from the contract inception date of October 30, 2013 through December 31, 2013. For the period January 1, 2014 through December 31, 2014, payments on brand contracts were $538,249.

As described more fully below in “Critical Accounting Policies—Fair Value of Financial Instruments,” the valuation process we perform on our Level 3 brand contract assets relies significantly on the on-field statistical performance of the player. We perform this analysis when a complete year of statistical data for the player is available, which for the NFL was after week 17 of the 2015 and 2014 seasons which was January 3, 2016 and December 28, 2014, respectively. Although we believe this process fairly computes the value of our brand contracts, like with all Level 3 type assets, the results can be highly volatile leading to significant changes in fair value from one period to the next period based on the under or over performance of the player against their comparable player group. The statistical on-field performance of the player will influence two of the observable inputs in our fair value model: career length and the comparable contracts. If the player has below average statistics compared to their comparable player group, the result will be a decrease in the particular observable input and result in losses in contract value. If a player’s statistics exceed their comparable player group, the result will generally be an increase in the observable inputs used to generate the fair value of the contract. We also assess the short and longer term endorsement earnings potential of the player both during and after the player’s career.

For additional information on how we estimated fair values of our brand contracts, see Note 5, “Investment in Brand Contracts, at Fair Value” in the Notes to Financial Statements.

The following table summarizes the changes in the various inputs to our valuation models and gain or loss from brand contracts for the year ended December 31, 2015, based upon the full 2015 NFL season statistics:

	Estimated Career Length (years)			Estimated Future Contracts			Estimated Endorsements
	Previous(1)	12/31/2015	Gain (Loss)	Previous(1)	12/31/2015	Gain (Loss)	Gain (Loss)	Total
Vernon Davis Brand Contract	13	12	$(375,745)	3 years/$23.6 million	2 years/$6.4 million	$(1,024,911)	$(2,982)	$(1,403,638)
EJ Manuel Brand Contract	9	7	(341,428)	3 years/$24.3 million; and 2 years/$8.2 million	2 years/$7.4 million; and 1 year/$3.1 million	(1,031,806)	(426,361)	(1,799,595)
Mohamed Sanu Brand Contract	9	8	(179,108)	4 years/$26.0 million; and 1 year/$4.0 million	4 years/$21.9 million	(240,117)	659	(418,566)
Alshon Jeffery Brand Contract	11	12	189,655	6 years/$76.8 million; and 1 year/$7.5 million	6 years/$77.1 million; and 2 years/$18.6 million	(1,958,462)	15,893	(1,752,914)
Michael Brockers Brand Contract	12	10	(377,243)	5 years/$45.1 million; and 3 years/$24.0 million	1 year/$6.1 million; and 5 years/$40.1 million	(582,289)	453	(959,079)
Jack Mewhort Brand Contract	10	10	—	6 years/$55.9 million	6 years/$56.6 million	253,214	1,075	254,289
Total			$(1,083,869)			$(4,584,371)	$(411,263)	$(6,079,503)

(1)

For the Vernon Davis Brand Contract, EJ Manuel Brand Contract and Mohamed Sanu Brand Contract, the “previous” column represents the status of the brand contract as of December 31, 2014 as their brand contract was consummated during 2014. For the Alshon Jeffery Brand Contract, Michael Brockers Brand Contract and Jack Mewhort Brand Contract, the “previous” column represents the status of their respective brand contract as of the contract effective date as their brand contract was not consummated until 2015.

The reduction in our estimate of Vernon Davis’ career length and estimated future contract value was due to worse than expected on-field statistical performance in the 2015 NFL season.

The reduction in our estimate of EJ Manuel’s career length and estimated future contract value was due to worse than expected on-field statistical performance in the 2015 NFL season and not obtaining the starting quarterback position of the Buffalo Bills as previously projected.

The reduction in our estimate of Alshon Jeffery’s estimated future contract value reflects changes in our estimates of the timing and amounts of the cash flows from his future NFL contracts including the timing and amount of his estimated signing bonuses. We originally believed he would renegotiate his contract prior to the beginning of the 2015 NFL season and now believe he will sign his new NFL contract before the beginning of the 2016 NFL season. The consequent revaluation resulted in an unrealized loss of approximately $1.8 million recorded in the second quarter of 2015. On February 26, 2016, the Chicago Bears placed a non-exclusive franchise player tag on Alshon Jeffery which prevents him from becoming an unrestricted free agent for the 2016 NFL season and will pay him a guaranteed salary for the 2016 NFL season of $14.6 million. Alshon Jeffery may still negotiate a long-term contract until July 15, 2016.

The reduction in our estimate of Michael Brockers’ career length and estimated future contract value was due to worse than expected on-field statistical performance in the 2015 NFL season.

The following table summarizes the impact on brand income for the changes in the various inputs to our valuation model for the year ended December 31, 2014:

	Estimated Career Length (years)			Estimated Future Contracts			Estimated Endorsements	Other (2)
	Previous(1)	12/31/2014	Gain (Loss)	Previous(1)	12/31/2014	Gain (Loss)	Gain (Loss)	Gain (Loss)	Total
Vernon Davis Brand Contract	14	13	$(291,886)	4 year $33.4 million	3 year $23.6 million	$(241,504)	$(439,701)	$—	$(973,091)
EJ Manuel Brand Contract	10	9	(209,853)	3 year $40.6 million + 3 year $39.7 million	3 year $24.3 million + 2 year $8.2 million	(2,027,960)	(686,815)	—	(2,924,628)
Mohamed Sanu Brand Contract	9	9	—	4 year $24.1 million + 1 year $3.0 million	4 year $26.0 million + 1 year $4.0 million	153,877	(4,395)	119,323	268,805
Total			$(501,739)			$(2,115,587)	$(1,130,911)	$119,323	$(3,628,914)

(1)	The “previous” column represents the status of the brand contract as of the respective brand contract effective date.
(2)

The other gain (loss) represents a combination of an increase in Mohamed Sanu’s 4th year salary from his contracted minimum per the NFL CBA Article 7 “Proven Performance Escalator” and changes in the timing of receipts of NFL payments.

The reduction in our estimate of EJ Manuel’s career length and future contract value was due primarily to EJ Manuel losing his starting quarterback position during the 2014 NFL season and the corresponding worse than expected statistical on-field performance.

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Income from Other Investments

During the year ended December 31, 2015, we recorded income of $16,400 from our 10% ownership interest in Jamba Juice franchises in connection with our brand contract with Vernon Davis.

Operating Expenses

The operating expenses for the years ended December 31, 2015 and 2014 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Comparison of Operating Expenses for years ended December 31, 2015 and 2014

	Year Ended December 31,		Increase (Decrease)
	2015	2014	$	%
Personnel Costs	1,466,271	1,308,698	157,573	12.0%
Professional Services	1,956,289	2,136,554	(180,265)	(8.4)%
General and administrative, exclusive of personnel costs	676,283	605,969	70,314	11.6%

We currently have no employees, but are being supported by personnel employed by our Parent. The increase in personnel costs during the year ended December 31, 2015 reflects an additional 1.7 FTE employees being allocated to us by our Parent in 2015. Our FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the year ended December 31, 2015, as compared to December 31, 2014, was the result of lower brand marketing costs, audit and other professional services. During the year ended December 31, 2014, these costs were higher as we built our brand marketing capabilities and accounting infrastructure. During the year ended December 31, 2014, we completed our first three initial public offerings for our tracking stocks and signed an additional brand contract which triggered the transition from a start-up to an operational phase.  We believe that our overall professional services-related spending will increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. The increase in general and administrative expenses during the year ended December 31, 2015, as compared to the year ended December 31, 2014, is primarily due to higher insurance and travel-related costs in the year ended December 31, 2015, as compared to 2014. We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the years ended December 31, 2015 and 2014, we incurred fees from our Parent of $63,214 and $52,492, respectively, representing 5% of the cash receipts from our brand contracts. Future fees from our parent will be dependent upon the cash received from our brand contracts.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources.

During the year ended December 31, 2015 we completed three initial public offerings to consummate the Alshon Jeffery, Michael Brockers and Jack Mewhort brand contracts and collected ABI from those contract parties. In total during 2015, we raised approximately $13.9 million net of underwriting discounts and expenses. Substantially all of the net proceeds were paid to the contract counterparty to consummate their respective brand contracts.

During the year ended December 31, 2014 we completed three initial public offerings to consummate the Vernon Davis, EJ Manuel and Mohamed Sanu brand contracts. In total during 2014, we raised approximately $10.5 million net of underwriting discounts and expenses. Substantially all of the net proceeds were paid to the contract counterparty to consummate their respective brand contracts.

On February 12, 2016 we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum to consummate the Andrew Heaney brand contract. We will repay this promissory note upon the earlier of five days following the successful initial public offering of a security linked to the Andrew Heaney brand contract or August 12, 2016. On February 12, 2016, we used the proceeds from the note and paid the $3,340,000 (less $167,000 held in escrow until six months of payment of brand amounts have been timely delivered to us) purchase price to consummate the Andrew Heaney the brand contract. See Note 10, “Subsequent Events” in the Notes to Financial Statements, for further discussion of the purchase of this brand contract.

On November 24, 2015, we filed a Form S-1 Registration Statement to offer a minimum of 1,984,000 Fantex Sports Portfolio 1 Units and a maximum of 2,182,400 Units, if the Underwriters’ option to purchase additional Units is exercised in full. On January 13, 2016, we filed Amendment No. 1 to this Form S-1. This Form S-1 is not effective as of the date of filing of this Form 10-K.

We expect the initial public offering price of the Units to be between $12.00 and $14.00 per Unit. The total proceeds from the aggregate offering price of the Units would be $25.8 million, or $28.4 million if the Underwriters’ option to purchase additional Units is exercised in full. The Units consist of 93,140 shares of Fantex Series Vernon

Davis, 252,667 shares of Fantex Series EJ Manuel, 80,331 shares of Fantex Series Mohamed Sanu, 549,085 shares of Fantex Series Alshon Jeffery, 232,630 shares of Fantex Series Michael Brockers and 175,940 shares of Fantex Series Jack Mewhort. The Units also consist of Fantex Series Professional Sports which consists of the brand contracts of Kendall Wright, Andrew Heaney, Terrance Williams and Ryan Shazier. If the Underwriters’ option to purchase additional Units is exercised in full, the Units would consist of 102,454 shares of Fantex Series Vernon Davis, 277,934 shares of Fantex Series EJ Manuel, 88,365 shares of Fantex Series Mohamed Sanu, 603,994 shares of Fantex Series Alshon Jeffery, 255,893 shares of Fantex Series Michael Brockers and 193,534 shares of Fantex Series Jack Mewhort.

If this initial public offering becomes effective, we expect to use the proceeds from this offering for the payment of share repurchase price to our Parent and certain directors and related persons of our Parent, payment of the brand contract purchase price to Kendall Wright, Terrance Williams and Ryan Shazier (net of a $100,000 advance to each against such purchase price made in February 2016), repayment to our Parent of the promissory note dated February 12, 2016 described above, payment of underwriting discounts and commissions and for general working capital for our operations.

During the years ended December 31, 2015 and 2014, we collected $1,247,887 and $1,049,831, respectively, from our brand contracts representing our interest in brand income generated by the contracts.

Cash received under our brand contracts will be subject to seasonal variation. For example, the salary under NFL player contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year with lower or no payments coming from NFL contracts in the first and second quarters of the calendar year. The salary under MLB player contracts is usually paid out in even installments during the course of the regular MLB season, or as a signing bonus according to varying schedules. The MLB regular season occurs primarily in the second and third quarters of each calendar year with lower or no payments coming from MLB contracts in the first and fourth quarters of the calendar year.

During the year ended December 31, 2015, we exercised our co-investment right under the terms of the brand contract with Vernon Davis in connection with Vernon Davis’s purchase of Jamba Juice franchises. Mr. Davis was offered this opportunity in connection with an expanded endorsement relationship. We paid $110,800 for a 10% ownership interest in the franchises and per our attribution policy, will attribute 95% of the cash flows from this investment to Fantex Series Vernon Davis. During the year ended December 31, 2015, we recorded income of $16,400 from this investment.

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

For the years ended December 31, 2015 and 2014, our Parent contributed capital of $3.98 million and $3.55 million, respectively. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

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

Since April 28, 2014, we have been operating under a management agreement with our Parent, pursuant to which our Parent provides us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We incurred management fees of $63,214 and $52,492 for the years ended December 31, 2015 and 2014, respectively. The management fee represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts and will vary based on the timing of cash collected from the contract party. The expense allocation from our Parent was reduced by the amount of the management fee for the years ended December 31, 2015 and 2014.

We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to Fantex Holdings, which we do not anticipate would occur until we begin to generate significant cash flows from multiple brand contracts. However, if our Parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our Parent; at this time our Parent intends to continue to fund operations for at least the next 12 months. Our Parent has no obligation to continue to finance our operations except as required under our management agreement with them. See “Contractual Obligations—Management Agreement” on page 75.

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

Fair Value Option

The brand contracts represent a right to receive certain cash flows from the contract parties, and therefore, the brand contracts meet the definition of a financial asset under GAAP. As financial assets, the brand contracts are precluded from being accounted for as intangible assets. We have elected to account for the brand contracts using the fair value option, with changes in fair value recognized in income (loss) from brand contracts in the statements of operations. We believe measurement of the brand contracts at fair value provides the most meaningful information to users of our financial statements, because the value of the brand contracts may increase or decrease over time based on future events. We believe that recognizing the change in fair value through net income or loss provides a better indicator of the performance of the brand contracts for a given period, enhances transparency, and is more in line with how we manage the risks of the brand contracts.

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

Valuation Process

The valuation process for our Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis, provided that we do not intend to update the on-field statistical performance data used in our valuation models, including those that we used to estimate career longevity and potential future playing contracts, more frequently than on an annual basis based on a full season of on-field statistical performance data, or at such time as there is a material event that we believe would have a long-term material impact on these estimates and the potential brand income resulting from these estimates. The valuation process is designed to subject the valuation of Level 3 investments, including our brand contracts, to an appropriate level of consistency, oversight and review.

Our internal valuation professionals are responsible for estimating fair value based on various factors including:

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

Our internal valuation professionals document their considerations of this data that is then reviewed by management, including our Chief Executive Officer and Chief Financial Officer. The approved valuation is used to determine the fair value of the brand contract. This valuation process is followed on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

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

The following table shows the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through December 31, 2015.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance December 31, 2015
Category A
NFL Contract	$1,108,893	$(2,056,552)	$104,969	$45,895	$1,042,740	$245,945
Endorsements	14,657	(241,744)	2,134	8,139	219,198	2,384
Category B	—	—	—	—	—
NFL Contract	1,062,511	—	175,952	77,257	(1,168,864)	146,856
Endorsements	67,183	—	29,907	(36,165)	(60,925)	—
Category C	—	—	—	—	—
NFL Contract	20,033,330	—	4,874,945	(8,236,584)	(125,992)	16,545,699
Endorsements	1,975,202	—	345,681	(1,638,837)	(161,076)	520,970
Post-Career	173,224	—	54,345	68,949	—	296,518
Total	$24,435,000	$(2,298,296)	$5,587,933	$(9,711,346)	$(254,919)	$17,758,372

See “Results of Operations – Years ended December 31, 2015 and 2014” above for discussion of changes in the estimates of certain cash flows and changes in realized and unrealized gains and losses under our brand contracts.

For a detailed discussion of the change in fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For additional information on how we estimated the fair values of our brand contracts, see Note 5, “Investment in Brand Contracts, at Fair Value” in the Notes to Financial Statements.

Income (Loss) From Brand Contracts

We recognize income or loss based on the change in fair value of the brand contracts from period to period and receipts of payments or other consideration from the brand contracts. Other consideration received by the contract party may include stock, automobiles, or other items of value. In the event other consideration are received by the contract party, we will recognize income from brand contracts equal to our proportionate share of the estimated fair value of the other consideration received, and will receive payment in either cash or such other consideration based on the contractual arrangement. Amounts due to us under the brand contract are either remitted directly from the source of such income or through payment by the contract party. The brand contract stipulates that income once we earn it is not subject to recapture by the contract party.

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

Additionally, the timing of changes in our estimates of future cash flows will impact whether cash receipts are recognized as a reduction of our carrying value or as income (loss) from brand contracts. If, for example, we increase the estimate of cash flows which are not received until a future period, this increase will be recognized as income from brand contracts. If, on the other hand, the cash flows are received in the current period and had not been estimated, the entire cash flow will be recognized as income from brand contracts.

Expected cash flows will be based on the included contracts the contract party has in place and the expectations of future contracts. As it becomes more likely that the contract party will collect contracted amounts the expected discount rate will decrease. A decrease in the discount rate will result in the receipt of cash primarily being allocated to reduction of carrying value. The discount rates are determined at the purchase date and are revised each period based on the performance of the brand and the likelihood of collection of future contracted amounts.

Income (loss) from brand contracts is based on an estimate of expected cash flows and the associated expected discount rates. Changes in fair value resulting from changes in the expected performance of the brand or market factors are included in income (loss) from brand contracts in the statements of operations.

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

We have no financial obligations under our consummated brand contracts other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material individually or in the aggregate.

Kendall Wright Brand Contract

We must pay $3.125 million to Kendall Wright contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Kendall Wright under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material. In February 2016, the Company and Kendall Wright mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Kendall Wright a non-refundable $100,000 advance. If the Company pays Kendall Wright the $3.125 million purchase price, the Company may apply the $100,000 advance against such purchase price.

Terrance Williams Brand Contract

We must pay $3.06 million to Terrance Williams contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Terrance Williams under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material. In February 2016, the Company and Terrance Williams mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Terrance Williams a non-refundable $100,000 advance. If the Company pays Terrance Williams the $3.06 million purchase price, the Company may apply the $100,000 advance against such purchase price.

Ryan Shazier Brand Contract

We must pay $3.11 million to Ryan Shazier contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Ryan Shazier under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material. In February 2016, the Company and Ryan Shazier mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Ryan Shazier a non-refundable $100,000 advance. If the Company pays Ryan Shazier the $3.11 million purchase price, the Company may apply the $100,000 advance against such purchase price.

Scott Langley Brand Contract

We must pay $3.06 million to Scott Langley contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We will have no further financial obligation to Scott Langley under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material.

Andrew Heaney Brand Contract

As of December 31, 2015, we had a contractual obligation to pay $3.34 million to Andrew Heaney contingent upon our ability to obtain financing for the purchase price through the Fantex Series Professional Tracking Stock offering or another financing. We have no further financial obligation to Andrew Heaney under his brand contract once this payment has been made, other than certain indemnity obligations. We have evaluated the impact of these indemnity obligations on our financial statements as of December 31, 2015 and determined that they are not material. On February 12, 2016, we consummated the Andrew Heaney brand contract. See Note 10, “Subsequent Events” in the Notes to Financial Statements, for further discussion of the purchase of this brand contract.

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

The agreement had an initial term through December 31, 2014, and was automatically renewed for one-year terms through December 31, 2016. It will continue to automatically renew for successive one-year terms each December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to Fantex Holdings. Fantex Holdings may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then Fantex Holdings will continue to perform such services for an additional period of 180 days.

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

ITEM 8. Financial Statements and Supplementary Data

Fantex, Inc.
Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fantex, Inc.

We have audited the accompanying balance sheets of Fantex, Inc. (the "Company") as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, certain expenses were paid by Fantex Holdings, Inc. (the “Parent”) and allocated to the Company based on the expenses incurred by the Company in its operations.

/s/ Deloitte & Touche LLP

San Francisco, California

March 10, 2016

FANTEX, INC.

Balance Sheets

	As of December 31,
	2015	2014
ASSETS
Cash and Cash Equivalents	$1,741,678	$929,440
Receivable from Contract Parties	254,919	60,487
Prepaid Assets	—	44,278
Investment in Brand Contracts, at Fair Value	17,758,372	7,221,182
Other Investments, at Cost	110,800	—
Total Assets	$19,865,769	$8,255,387
LIABILITIES AND STOCKHOLDERS’ EQUITY
Due to Parent	$52,988	$76,172
Total Liabilities	52,988	76,172
Commitments and Contingencies
Contributed Capital
Platform Common Stock, $0.0001 par value (authorized 1,500,000,000 shares, 100,000,000 issued and outstanding)	10,000	10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	—
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	—
Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value (authorized 268,100 shares, 268,100 issued and outstanding)	27	—
Additional Paid-in-Capital	37,350,007	19,470,244
Accumulated Deficit	(17,547,483)	(11,301,139)
Total Stockholders' Equity	19,812,781	8,179,215
Total Liabilities and Stockholders' Equity	$19,865,769	$8,255,387

See Accompanying Notes to Financial Statements.

FANTEX, INC.

Statements of Operations

	Year Ended December 31,
	2015	2014
Loss from Brand Contracts	$(1,920,491)	$(2,203,500)
Income from Other Investments	16,400	—
Total Loss	(1,904,091)	(2,203,500)
Operating Expenses:
Personnel Costs	1,466,271	1,308,698
Professional Services	1,956,289	2,136,554
General and Administrative, Exclusive of Personnel Costs	676,283	605,969
Total Operating Expenses	4,098,843	4,051,221
Net Loss Before Income Taxes	(6,002,934)	(6,254,721)
Income Taxes	—	—
Net Loss	$(6,002,934)	$(6,254,721)

Net Income (Loss) Attributable to:
Platform Common stock	$(4,061,938)	$(4,050,082)
Fantex Series Vernon Davis Convertible Tracking Stock	(1,026,167)	(496,258)
Fantex Series EJ Manuel Convertible Tracking Stock	(1,440,158)	(2,190,280)
Fantex Series Mohamed Sanu Convertible Tracking Stock	(105,648)	481,899
Fantex Series Alshon Jeffery Convertible Tracking Stock	115,484	—
Fantex Series Michael Brockers Convertible Tracking Stock	(77,018)	—
Fantex Series Jack Mewhort Convertible Tracking Stock	592,511	—
Net Loss	$(6,002,934)	$(6,254,721)

Net Income (Loss) Per Share Attributable to:
Platform Common Stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.04)	$(0.04)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$(2.44)	$(1.18)
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$(2.75)	$(4.18)
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$(0.64)	$2.93
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$0.14	$—
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$(0.21)	$—
Fantex Series Jack Mewhort Convertible Tracking Stock
Basic and Diluted (weighted average shares — 268,100)	$2.21	$—

See Accompanying Notes to Financial Statements.

FANTEX, INC.

Statements of Stockholders’ Equity

	Platform Common		Tracking		Additional		Total
	Stock		Stocks		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2013	100,000,000	$10,000	—	$—	$5,388,192	$(4,625,318)	$772,874
Contributions from Parent	—	—	—	—	3,545,712	—	3,545,712
Proceeds from offering of Fantex Series Vernon Davis Convertible Tracking Stock	—	—	421,100	42	4,000,408	—	4,000,450
Proceeds from offering of Fantex Series EJ Manuel Convertible Tracking Stock	—	—	523,700	52	4,975,098	—	4,975,150
Proceeds from offering of Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	164,300	16	1,560,834	—	1,560,850
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(421,100)	(421,100)
Net Loss	—	—	—	—	—	(6,254,721)	(6,254,721)
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Cash Dividends Declared Per Share Year Ended December 31, 2014:
Fantex Series Vernon Davis Convertible Tracking Stock - $1.00

Contributions from Parent	—	—	—	—	3,978,770	—	3,978,770
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Proceeds from offering of Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	268,100	27	2,520,113	—	2,520,140
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Loss	—	—	—	—	—	(6,002,934)	(6,002,934)
Balance at December 31, 2015	100,000,000	$10,000	2,575,200	$257	$37,350,007	$(17,547,483)	$19,812,781
Cash Dividends Declared Per Share Year Ended December 31, 2015:
Fantex Series Vernon Davis Convertible Tracking Stock - $0.50
Fantex Series Mohamed Sanu Convertible Tracking Stock - $0.20

See Accompanying Notes to Financial Statements.

FANTEX, INC.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Operating Activities
Net Loss	$(6,002,934)	$(6,254,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from Brand Contracts	1,920,491	2,203,500
Expenses Contributed From Parent	3,978,770	3,545,712
Changes in:
Prepaid Assets	44,278	261,763
Due to Parent	(23,184)	76,172
Purchase of Brand Contracts	(13,900,000)	(10,535,000)
Cash Receipts from Brand Contracts	1,247,887	1,049,831
Net cash used in operating activities	$(12,734,692)	$(9,652,743)
Investing Activities
Purchase of Other Investments	(110,800)	—
Net cash used in investing activities	$(110,800)	$—
Financing Activities
Proceeds from Fantex Series Vernon Davis Convertible Tracking Stock Offering (net of $210,550 underwriting fees)	—	4,000,450
Proceeds from Fantex Series EJ Manuel Convertible Tracking Stock Offering (net of $261,850 underwriting fees)	—	4,975,150
Proceeds from Fantex Series Mohamed Sanu Convertible Tracking Stock Offering (net of $82,150 underwriting fees)	—	1,560,850
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	7,940,100	—
Proceeds from Fantex Series Michael Brockers Convertible Tracking Stock Offering (net of $181,100 underwriting fees)	3,440,900	—
Proceeds from Fantex Series Jack Mewhort Convertible Tracking Stock Offering (net of $160,800 underwriting fees)	2,520,140	—
Dividends Paid	(243,410)	(421,100)
Net cash provided from financing activities	$13,657,730	$10,115,350
Net cash increase for year	812,238	462,607
Cash and Cash Equivalents at Beginning of Year	$929,440	$466,833
Cash and Cash Equivalents at End of Year	$1,741,678	$929,440
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$3,978,770	$3,545,712

See Accompanying Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex has substantially relied on the Parent to date to conduct its operations.

Fantex is a brand acquisition, marketing and brand development company whose focus is on acquiring minority interests in the income associated with the brands of professional athletes (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in enhancing the reach and value of the brands the Company acquires. The business operates in a single segment and focuses on three core areas:

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

All expenses except for the management fee incurred for the years ended December 31, 2015 and 2014 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties— The Company is an early stage start-up and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) “Revenue from Contracts with Customers.” ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB deferred implementation of ASU 2014-09 by one year. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on the financial statements but do not anticipate it to have a material effect on the Company’s financial position, results of operations or cash flows.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for all fiscal years presented and with the instructions to Form 10-K and Articles 8 of Regulation S-X.

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

Comprehensive Income—Total comprehensive income (loss) consists of net loss and other comprehensive income (loss). For the periods presented herein no adjustments were necessary to reconcile net loss to comprehensive income (loss).

Fair Value Option—The brand contracts represent a right to receive certain cash flows from the Contract Parties, and therefore, the brand contracts meet the definition of a financial asset under GAAP. As financial assets, the brand contracts are precluded from being accounted for as intangible assets. The Company has elected to adopt the fair value option to account for the brand contracts at fair value, with changes in fair value recognized in income (loss) from brand contracts in the statements of operations and presented as a separate line item. The Company believes that measurement of the brand contracts at fair value provides the most meaningful information to users of the financial statements, because the value of the brand contracts may increase or decrease over time based on future events. The Company believes that recognizing the change in fair value through net income or loss provides a better indicator of the performance of the brand contracts for a given period, enhances transparency, and is more in line with how the Company manages the risks of the brand contracts.

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

The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new, whether the product is traded on an active exchange or in the secondary market, and the current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company’s management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset. The variability of the observable inputs affected by the factors described above may cause transfers between Levels 1, 2, and/or 3, which the Company recognizes at the end of the reporting period.

Depending on the relative liquidity in the markets for certain assets, the Company may classify assets as Level 3 if it determines that observable quoted prices, obtained directly or indirectly, are not available. The Company has determined that all of its contracts should be classified as Level 3. The valuation models used for the assets and liabilities that are valued using Level 3 of the fair value hierarchy are described below.

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

Valuation Process—The valuation process for the Company’s Level 3 measurements for assets and liabilities will be completed on no less than a quarterly basis, provided that the Company does not intend to update the on-field statistical performance data used in its valuation models, including those that are used to estimate career longevity and potential future playing contracts, more frequently than on an annual basis based on a full season of on-field statistical performance data, or at such time as there is a material event that the Company believes would have a long-term material impact on these estimates and the potential brand income resulting from these estimates. The valuation process is designed to subject the valuation of Level 3 investments, including the Company’s brand contracts, to an appropriate level of consistency, oversight and review. The Company’s internal valuation professionals are responsible for estimating fair value based on various factors including:

•	current playing contract including: amounts, duration, incentive provisions, guaranteed portions, if any, termination and other important terms;
•	current endorsement contracts, if any, including amounts, duration, and contract terms;
•	age and health (including injuries) of the individual associated with the brand, duration of career to date and prospects for additional future contracts, both playing and endorsement;
•	potential future playing and endorsement contracts, including duration and value;
•	position and data specific to that position focused on estimating longevity of career;
•

reported contract value increases or decreases for other comparable players (by position and status they hold among their peers (e.g., All Pro, Most Valuable Player, franchise player and the like)) in order to estimate future contract values;

•	professional sports league imposed salary caps if appropriate; and
•	risk free cost of capital.

In addition, the Company considers a number of qualitative factors to develop estimates used in its models including:

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

The Company considers all of these factors to estimate brand income for use in a  discounted cash flow model. These estimates include amounts based on existing contracts as well as the Company’s estimates of amounts to be received for anticipated future contracts. With respect to existing contracts, the Company considers that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract and a current fair value the Company applies discount rates to the estimates of earnings.

In general, the Company applies lower discount rates to amounts associated with existing contracts, particularly portions of those contracts that have a higher degree of certainty of payment, and higher discount rates to amounts associated with future potential earnings under existing contracts and to potential earnings under anticipated future contracts. Further, discount rates rise over time to reflect that uncertainty increases over time.

The Company’s internal valuation professionals document their considerations of this data that is then reviewed by management, including the Chief Executive Officer and Chief Financial Officer. The approved valuation is used to estimate the fair value of the brand contract. This valuation process is followed on no less than a quarterly basis to estimate the fair value of the brand contracts that are then in effect.

If the estimates of brand income prove to be too high and/or the discount rates used in the calculation prove to be too low, then the valuation of a brand contract may be too high which will result in the recording of a loss on the brand contract.

Income (Loss) From Brand Contracts— Income or loss is recognized based on the change in fair value of the brand contracts from period to period and receipts of payments or other consideration from the brand contracts.  Other consideration received by the Contract Parties may include stock, automobiles, or other items of value. In the event other consideration are received by the Contract Party, the Company recognizes income from brand contracts equal to its proportionate share of the estimated fair value of the other consideration received, and will receive payment in either cash or such other consideration based on the contractual arrangement. Amounts due to the Company under the brand contract are either remitted directly from the source of such income or through payment by the Contract Party.  The brand contract stipulates that income once we earn it is not subject to recapture by the Contract Party.

Cash received under the brand contracts will either be recognized as a reduction in carrying value (i.e., a reduction in the brand contract asset) or income (loss) from brand contracts. Whether cash receipts will be recognized as a reduction of carrying value or income (loss) from brand contracts will depend on the timing of such cash receipt.

Additionally, the timing of changes in the Company’s estimates of future cash flows will impact whether cash receipts are recognized as a reduction of carrying value or as income (loss) from brand contracts. If, for example, the Company increases the estimate of cash flows which are not received until a future period, this increase will be recognized as income from brand contracts. If, on the other hand, the cash flows are received in the current period and had not been estimated, the entire cash flow will be recognized as income from brand contracts.

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

Income (loss) from brand contracts is based on an estimate of expected cash flows and the associated expected discount rates. Changes in fair value resulting from changes in the expected performance of the brand or market factors are included in income (loss) from brand contracts in the statements of operations.

3. TRACKING STOCKS

As of December 31, 2015, the Company had brand contracts in effect with each of the following contract parties and had created or intended to create a tracking stock related to these brand contracts:

Contract Party	Effective Date of Brand Contract	Tracking Stock Related to the Brand Contract
Consummated Brand Contracts
Vernon Davis(1)	October 30, 2013	Fantex Series Vernon Davis
EJ Manuel(1)	February 14, 2014	Fantex Series EJ Manuel
Mohamed Sanu(1)	May 14, 2014	Fantex Series Mohamed Sanu
Alshon Jeffery(1)	September 18, 2014	Fantex Series Alshon Jeffery
Michael Brockers(1)	January 9, 2015	Fantex Series Michael Brockers
Jack Mewhort(1)	March 26, 2015	Fantex Series Jack Mewhort
Unconsummated Brand Contracts
Kendall Wright	March 26, 2015	(2)(3)
Andrew Heaney	September 10, 2015	(3)(4)
Terrance Williams	September 17, 2015	(3)
Ryan Shazier	September 23, 2015	(3)
Scott Langley	December 23, 2015	(5)

(1)	The initial public offerings for these tracking stocks were completed prior to the date this Annual Report on Form 10-K was filed.
(2)	On December 3, 2015, the Company withdrew its previously filed registration statement for the tracking stock related to the brand contract of Fantex Series Kendall Wright.
(3)

The tracking stock related to the brand contract has not been created as of December 31, 2015. See Note 10,  Subsequent Events for discussion of the registered offering under which the tracking stock related to the brand contract would be created.

(4)

On February 12, 2016, the Company consummated the brand contract with Andrew Heaney. The tracking stock related to the brand contract has not been created as of the date this Annual Report on Form 10-K was filed. See Note 10,  Subsequent Events for further discussion of the purchase of this brand contract.

(5)	The tracking stock related to the brand contract has not been created as of December 31, 2015.

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

See Exhibit 99.1 to this Annual Report on Form 10-K for unaudited attributed financial information for Fantex’s tracking stocks that were publicly traded during the reporting period.

4. RELATED PARTY TRANSACTIONS

The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s cash flows are sufficient to finance its operations. The Company operates under a management agreement with the Parent, pursuant to which the Parent provides Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent, which is not anticipated to occur until the Company begins to generate significant cash flows from multiple brand contracts.

 Under the terms of the management agreement, the Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then the Company would not owe any fee for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of its cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services.

The Company incurred management fee expenses pursuant to the management agreement of $63,214 and $52,492 for the years ended December 31, 2015 and 2014, respectively. The management fee is included in the total expenses of $4,098,843 and $4,051,221 for the years ended December 31, 2015 and 2014, respectively. The management fee represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except the management fee expense incurred for the years ended December 31, 2015 and 2014) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the years ended December 31, 2015 and 2014, the Parent incurred and allocated to the Company $3,978,770 and $3,545,712, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the years ended December 31, 2015 and 2014.

In 2013, the five independent directors of the Company were granted an aggregate of 100,000 non-qualified options under the Fantex Holdings, Inc. 2012 Equity Incentive Plan. These options were granted with an exercise price equal to the fair market value of the Parent’s common stock at the date of grant and have a 10-year contractual term. The stock options vest ratably over a four-year period. The fair market value of stock options is estimated using the Black-Scholes valuation model and the Company used the following methods to determine its underlying assumptions: expected volatilities are based on the historical volatilities of the daily closing price of the public common stock of companies believed comparable to the Parent; the expected term of options granted is based on the simplified method of using the mid-point between the vesting term and the original contractual term and/or average time outstanding method; the risk-free interest rate is based on the U.S. Treasury daily yield curve on the date of grant; and the expected dividend yield is based on the current dividend trend. Forfeitures are estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company was allocated from the Parent $24,395 and $24,767 of stock compensation for the years ended December 31, 2015 and 2014, respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

	Year Ended December 31,
	2015		2014
Expected Term:	6.02	years	6.02	years
Risk Free Rate:	1.75%		1.75%
Weighted Average Volatility:	65.50%		65.50%
Expected Forfeiture Rate:	15.00%		35.00%
Expected Dividend Rate:	0%		0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of December 31, 2015 there are 38,809 shares and $37,701 of compensation expense to be expensed over the remaining 1.5-year vesting period.

Certain offering expenses have been paid by the Parent relating to securities offerings, and those costs will remain the liability of the Parent. The Parent will not seek to recapture these expenses from the Company. The following table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 until December 31, 2015 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

						Parent's Purchase (2)		Directors' Purchase (2)
IPO Date	Tracking Stock	Shares	IPO Price	Gross Proceeds	Underwriting Discount(1)	Shares	Amount	Shares(3)	Amount
April 28, 2014	Fantex Series Vernon Davis	421,100	$10.00	$4,211,000	$210,550	102,454	$1,024,540	—	$—
July 21, 2014	Fantex Series EJ Manuel	523,700	$10.00	$5,237,000	$261,850	250,000	$2,500,000	27,934	$279,340
November 3, 2014	Fantex Series Mohamed Sanu	164,300	$10.00	$1,643,000	$82,150	78,000	$780,000	10,365	$103,650
March 19, 2015	Fantex Series Alshon Jeffery	835,800	$10.00	$8,358,000	$417,900	400,000	$4,000,000	203,994	$2,039,940
May 29, 2015	Fantex Series Michael Brockers	362,200	$10.00	$3,622,000	$181,100	162,993	$1,629,930	92,900	$929,000
July 14, 2015	Fantex Series Jack Mewhort	268,100	$10.00	$2,681,000	$160,860	124,014	$1,240,140	69,520	$695,200

(1)	Paid as compensation to Fantex Brokerage Services, LLC, an affiliated broker-dealer.
(2)

As of December 31, 2015, the Parent and the Parent’s directors hold the indicated positions in the tracking stocks. The Parent and the Parent’s directors are precluded from selling their positions in the tracking stocks within 180 days of effectiveness of the offering and unless it is done through a registered public offering.

(3)

Includes 34,414 shares of Fantex Series Alshon Jeffery, 18,000 shares of Fantex Series Michael Brockers and 13,400 shares of Fantex Series Jack Mewhort owned by Lily Beirne, the spouse of David Beirne, the Chairman of our Parent’s Board of Directors.

On February 12, 2016 the Company borrowed $3,300,000 from its Parent under a promissory note bearing interest at 8% per annum to consummate the Andrew Heaney brand contract. The Company will repay this promissory note upon the earlier of five days following the successful initial public offering of a security linked to the Andrew Heaney brand contract or August 12, 2016. See Note 10, Subsequent Events for further discussion of the purchase of this brand contract.

5. INVESTMENT IN BRAND CONTRACT, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of December 31, 2015, the Company’s brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the

Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

As of December 31, 2015 the Company had six brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at December 31, 2015 and 2014.

Discount Rates

In determining the fair value of the Company’s brand contracts as of December 31, 2015 and 2014, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $17,758,372 and $7,221,182 as of December 31, 2015 and 2014, respectively.

The following tables present additional data about our Level 3 assets measured at fair value. Brand contracts which represent a significant asset concentration as of December 31, 2015 are separately presented. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result, unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the year ended December 31, 2015 were as follows:

	Year Ended December 31, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance December 31, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(495,114)	$60,986	$(1,097,979)	$(57,468)	$1,036,757
EJ Manuel Brand Contract	2,582,389	—	(91,523)	(418,123)	(1,086,718)	(35,722)	950,303
Mohamed Sanu Brand Contract	2,012,461	—	(151,850)	21,775	(113,999)	(18,241)	1,750,146
Alshon Jeffery Brand Contract	—	7,940,000	(175,679)	3,253	137,634	(115,407)	7,789,801
Michael Brockers Brand Contract	—	3,440,000	(225,268)	(3,275)	(53,017)	(19,901)	3,138,539
Jack Mewhort Brand Contract	—	2,520,000	(47,966)	(6,677)	635,649	(8,180)	3,092,826
Total Brand Contracts	$7,221,182	$13,900,000	$(1,187,400)	$(342,061)	$(1,578,430)	$(254,919)	$17,758,372

(1)	In February 2016, Alshon Jeffery received a franchise player tag. See Note 10, Subsequent Events for further discussion.

The Company’s measurements of changes to the fair value of brand contracts began in the quarter ended June 30, 2014. Changes in Level 3 assets measured at fair value for the year ended December 31, 2014 were as follows:

	Year Ended December 31, 2014
Brand Contract	Balance December 31, 2013	Purchases	Payments on Brand Contracts	Realized Loss	Unrealized Loss	Receivable from Contract Party	Balance December 31, 2014
Vernon Davis Brand Contract	$—	$4,000,000	$(924,468)	$(168,445)	$(250,608)	$(30,147)	$2,626,332
EJ Manuel Brand Contract	—	4,975,000	(87,187)	(133,055)	(2,162,853)	(9,516)	2,582,389
Mohamed Sanu Brand Contract	—	1,560,000	(38,176)	(2,459)	513,920	(20,824)	2,012,461
Total Brand Contracts	$—	$10,535,000	$(1,049,831)	$(303,959)	$(1,899,541)	$(60,487)	$7,221,182

Following are the circumstances under which gains and losses are recognized:

•	Realized gains result from the collection of cash in the current period.
•	Realized losses result from cash that was previously expected to be received that is no longer expected to be received.
•	Unrealized gains are primarily a result of the passage of time bringing future cash flows closer to the present, which increases the present value of those cash flows.
•	Unrealized losses are primarily a result of changes in the timing of estimated cash flows from one period to a subsequent period or decreases in the estimated amounts of future cash flows.

Balances in the “Receivable from Contract Party” column represent amounts paid to the Contract Party but have not yet been remitted to the Company under the brand contract. Amounts are shown on the Balance Sheets as “Receivable from Contract Parties”. Once collected by the Company, these amounts are shown in the “Payments on Brand Contracts” column in the tables above.

On May 2, 2014, the Company paid $4,000,000 as consideration for future payments under the Vernon Davis Brand Contract.

On July 25, 2014, the Company paid $4,975,000 as consideration for future payments under the EJ Manuel Brand Contract.

On November 3, 2014, the Company paid $1,560,000 as consideration for future payments under the Mohamed Sanu Brand Contract.

On March 19, 2015, the Company paid $7,940,000 as consideration for future payments as defined under the Alshon Jeffery Brand Contract.

On June 2, 2015, the Company paid $3,440,000 as consideration for future payments as defined under the Michael Brockers Brand Contract.

On July 15, 2015, the Company paid $2,520,000 as consideration for future payments as defined under the Jack Mewhort Brand Contract.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL contract values. The following table summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on brand contract fair value	Decrease In:	Effect on brand contract fair value	Range of inputs	Weighted Average of inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	14.6%
Career Length	Increase	Career Length	Decrease	5 - 16 years	9.7	years
Comparable Player NFL Contracts	Increase	Comparable Player NFL Contracts	Decrease	$0.4 million - $81.4 million	$ 23.9	million

6. INCOME TAXES

For the years ended December 31, 2015 and 2014, no income tax expense or benefit was recognized.

Deferred tax assets consisted of the following:

	December 31,
	2015	2014
Deferred tax assets:
Net unrealized loss on investment in brand contracts	$678,000	971,000
Net operating loss carryforward	6,320,000	$3,494,000
Valuation allowance	(6,998,000)	(4,465,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $6,998,000 and 4,465,000 against the deferred tax asset as of December 31, 2015 and December 31, 2014, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of December 31, 2015 the Company has federal and state income tax net operating loss carryforwards of $5,142,000 and 1,178,000 respectively, which will expire at various dates from 2032 through 2035. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	1,182,000
2034	1,767,000
2035	2,911,000
Total	$6,320,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of December 31, 2015 or December 31, 2014. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At December 31, 2015 and December 31, 2014, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

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

As of December 31, 2015, the Company's capital structure consists of seven series of common stocks as listed on the Company’s Balance Sheets in this Annual Report on Form 10-K.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. See Note 3 for additional discussion of tracking stocks.

The following table shows the calculation of net income (loss) for the platform common stock and the six tracking stocks for the year ended December 31, 2015:

	For the Year Ended December 31, 2015
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)(3)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$(95,205)	$4,026,786	$(60,053)	$3,966,733	$(4,061,938)
Fantex Series Vernon Davis Convertible Tracking Stock	(969,564)	30,874	25,729	56,603	(1,026,167)
Fantex Series EJ Manuel Convertible Tracking Stock	(1,429,598)	5,761	4,799	10,560	(1,440,158)
Fantex Series Mohamed Sanu Convertible Tracking Stock	(87,613)	9,833	8,202	18,035	(105,648)
Fantex Series Alshon Jeffery Convertible Tracking Stock	133,843	10,014	8,345	18,359	115,484
Fantex Series Michael Brockers Convertible Tracking Stock	(53,477)	12,841	10,700	23,541	(77,018)
Fantex Series Jack Mewhort Convertible Tracking Stock	597,523	2,734	2,278	5,012	592,511
Total	$(1,904,091)	$4,098,843	$—	$4,098,843	$(6,002,934)

The following table show the calculation of net income (loss) for the platform common stock and the three tracking stocks for the year ended December 31, 2014. The Company’s tracking stock attribution started in the quarter ended June 30, 2014. Prior to this, all costs were attributed solely to the Platform Common Stock.

	For the Year Ended December 31, 2014
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$(110,175)	$3,989,774	$(49,866)	$3,939,908	$(4,050,083)
Fantex Series Vernon Davis Convertible Tracking Stock	(398,100)	54,245	43,912	98,157	(496,257)
Fantex Series EJ Manuel Convertible Tracking Stock	(2,181,112)	5,026	4,141	9,167	(2,190,279)
Fantex Series Mohamed Sanu Convertible Tracking Stock	485,887	2,176	1,813	3,989	481,898
Total	$(2,203,500)	$4,051,221	$—	$4,051,221	$(6,254,721)

(1)

In accordance with the Company's management and attribution policies, 5% of the income from a brand contract is attributed to the Platform Common Stock with the remaining 95% attributed to the associated tracking stock.

(2)	Pursuant to the management agreement with its Parent, the management fee is calculated as 5% of the cash receipts from the brand contracts during the relevant periods.
(3)	Attributed income also includes income from other investments.

During the years ended December 31, 2015 and 2014, the Company collected cash and attributed the management fee per the tables below. There were no management fees charged to the Company from its Parent prior to April 28, 2014.

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$541,661	$25,729	$1,354	$27,083
EJ Manuel Brand Contract	101,040	4,799	253	5,052
Mohamed Sanu Brand Contract	172,673	8,202	432	8,634
Alshon Jeffery Brand Contract	175,679	8,345	439	8,784
Michael Brockers Brand Contract	225,268	10,700	563	11,263
Jack Mewhort Brand Contract	47,966	2,278	120	2,398
Year Ended December 31, 2015	$1,264,287	$60,053	$3,161	$63,214

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$924,468	$43,913	$2,311	$46,224
EJ Manuel Brand Contract	87,187	4,142	218	4,360
Mohamed Sanu Brand Contract	38,176	1,813	95	1,908
Year Ended December 31, 2014	$1,049,831	$49,868	$2,624	$52,492

The total management fee is included in the direct expenses of the Platform Common Stock.

8. STOCKHOLDERS’ EQUITY

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

The Company’s Board of Directors is permitted, but not required, to declare and pay dividends on the Company’s Platform Common Stock or any of the Company’s tracking stocks in an amount up to the “available dividend amount” for the applicable series, to the extent permitted by the Delaware General Corporation Law. If the Company’s board of directors pays dividends on its Platform Common Stock or any series of the Company’s common stock, holders of Units will receive payments in an amount equal to their proportionate interest in shares of such series of the Company’s common stock or Platform Common Stock.

The amount and timing of distributions to the Company’s common stockholders is determined by the Company’s board of directors and is based upon a review of various factors including current market conditions, the Company’s liquidity needs, legal and contractual restrictions on the payment of distributions. To the extent permitted by the General Corporation Law of the State of Delaware, and provided that such dividends are not expected to have a material adverse impact on the Company’s liquidity or capital resources. The available dividend amount for any tracking stock is, as of any particular date, an amount equal to the lesser of (a) total assets of the Company legally available for the payment of dividends under Delaware law and (b) an amount equal to (i) the excess of the total assets attributed to the applicable tracking stock over the total liabilities attributed to such tracking stock, less the par value of the outstanding shares of such tracking stock; or (ii) if there is no such excess, the attributable income of the tracking stock for the fiscal year in which the dividend is being declared and/or the preceding fiscal year. The available dividend amount for the Company’s Platform Common Stock is as of any date an amount equal to the amount of the Company’s total assets legally available for the payment of dividends under Delaware law, less the aggregate amount of the “available dividend amount” for all of the Company’s then outstanding tracking stocks.

The Company’s Board of Directors may change its dividend policy at any time and from time to time, and the Company may retain some or all available funds and future income to support its operations and finance the growth and development of its business as well as, in some circumstances, invest some of the available funds attributed to a series to further enhance that series’ associated brand, exercise a co-investment right pursuant to the Company’s brand contract with the brand, or acquire additional ABI in the associated brand if the Company believes that those would be more productive uses of some or all of the available funds. However, the Company’s Board of Directors will not in any event change the definition of “available dividend amount” for any series of the Company’s common stock or declare dividends on any series of its common stock in excess of the “available dividend amount” for that series. The Company’s Board of Directors has discretion to declare a dividend on any series of common stock without declaring a dividend on any other series of our common stock. In general, the Company’s Board of Directors does not expect to declare dividends on any series of common stock in an amount greater than the attributed cash on hand for such series.

9. COMMITMENTS AND CONTINGENCIES

On March 26, 2015, Fantex entered into a brand contract with Kendall Wright (the “Kendall Wright Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Kendall Wright’s brand income after December 1, 2014. As consideration for the ABI under the brand contract, Fantex will pay Kendall Wright a one-time cash amount of $3.125 million contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Kendall Wright under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Kendall Wright. According to the terms of the Kendall Wright Brand Contract, Kendall Wright is not obligated to make payments to Fantex until the upfront payment is made by Fantex to him. As such, as of December 31, 2015, there was no required payment due to Fantex by Kendall Wright. The Company’s ABI under the brand contract is contingent upon the Company’s payment of the purchase price. In February 2016, the Company and Kendall Wright mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Kendall Wright a non-refundable $100,000 advance. If the Company pays Kendall Wright the $3.125 million purchase price, the Company may apply the $100,000 advance against such purchase price.

On September 10, 2015, Fantex entered into a brand contract with Andrew Heaney (the “Andrew Heaney Brand Contract”), a professional baseball player in Major League Baseball. This brand contract entitles Fantex to receive 10% of Andrew Heaney’s brand income after January 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Andrew Heaney a one-time cash amount of $3.34 million contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Andrew Heaney under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Andrew Heaney. According to the terms of the Andrew Heaney Brand Contract, Andrew Heaney is not obligated to make payments to Fantex until the upfront payment is made by Fantex to him. As such, as of December 31, 2015, there was no required payment due to Fantex by Andrew Heaney. The Company’s ABI under the brand contract is contingent upon the Company’s payment of the purchase price. On February 12, 2016, the Company consummated the Andrew Heaney brand contract.  See Note 10,  Subsequent Events for further discussion of the purchase of this brand contract.

On September 17, 2015, Fantex entered into a brand contract with Terrance Williams (the “Terrance Williams Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Terrance Williams brand income after February 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Terrance Williams a one-time cash amount of $3.06 million contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Terrance Williams under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Terrance Williams. According to the terms of the Terrance Williams Brand Contract, Terrance Williams is not obligated to make payments to Fantex until the upfront payment is made by Fantex to him. As such, as of December 31, 2015, there was no required payment due to Fantex by Terrance Williams. The Company’s ABI under the brand contract is contingent upon the Company’s payment of the purchase price. In February 2016, the Company and Terrance Williams mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Terrance Williams a non-refundable $100,000 advance. If the Company pays Terrance Williams the $3.06 million purchase price, the Company may apply the $100,000 advance against such purchase price.

On September 23, 2015, Fantex entered into a brand contract with Ryan Shazier (the “Ryan Shazier Brand Contract”), a professional football player in the NFL. This brand contract entitles Fantex to receive 10% of Ryan Shazier’s brand income after September 1, 2015. As consideration for the ABI under the brand contract, Fantex will pay Ryan Shazier a one-time cash amount of $3.11 million contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Ryan Shazier under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Ryan Shazier. According to the terms of the Ryan Shazier Brand Contract, Ryan Shazier is not obligated to make payments to Fantex until the upfront payment is made by Fantex to him. As such, as of December 31, 2015, there no required payment due to Fantex by Ryan Shazier. The Company’s ABI under the brand contract is contingent upon the Company’s payment of the purchase price. In February 2016, the Company and Ryan Shazier mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid Ryan Shazier a non-refundable $100,000 advance. If the Company pays Ryan Shazier the $3.11 million purchase price, the Company may apply the $100,000 advance against such purchase price.

On December 23, 2015, Fantex entered into a brand contract with Scott Langley (the “Scott Langley Brand Contract”), a professional golfer. This brand contract entitles Fantex to receive 15% of Scott Langley’s brand income after October 25, 2015. As consideration for the ABI under the brand contract, Fantex will pay Scott Langley a one-time cash amount of $3.06 million contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to Scott Langley under the brand contract once this payment is made, if at all, other than certain obligations to indemnify Scott Langley. According to the terms of the Scott Langley Brand Contract, Scott Langley is not obligated to make payments to Fantex until the upfront payment is made by Fantex to him. Therefore there is no amount due from Scott Langley as of December 31, 2015. The Company’s ABI under the brand contract is contingent upon the Company’s payment of the purchase price.

10. SUBSEQUENT EVENTS

Financing and Consummation of the Andrew Heaney Brand Contract

On  February 12, 2016 the Company borrowed $3,300,000 from its Parent under a promissory note bearing interest at 8% per annum to consummate the Andrew Heaney brand contract. The Company will repay this promissory note upon the earlier of five days following the successful initial public offering of a security linked to the Andrew Heaney brand contract or August 12, 2016.

On February 12, 2016, the Company used the proceeds from the promissory note and paid $3,340,000 (less $167,000 held in escrow until six consecutive months of payment of brand amounts have been timely delivered to the Company)  purchase price to consummate the Andrew Heaney brand contract. Andrew Heaney paid to the Company $33,459 due under the terms of the Andrew Heaney brand contract for the period from January 1, 2015 through February 12, 2016. The security linked to the Andrew Heaney brand contract has not been created.

Registered Offering

On November 24, 2015, the Company filed a Form S-1 Registration Statement to offer a minimum of 1,984,000 Fantex Sports Portfolio 1 Units and a maximum of 2,182,400 Fantex Sports Portfolio 1 Units, if the Underwriters’ option to purchase additional Units is exercised in full. On January 13, 2016, the Company filed Amendment No. 1 to this Form S-1. This Form S-1 is not effective as of the date this Annual Report on Form 10-K was filed.

The Company expects the initial public offering price of the Units to be between $12.00 and $14.00 per Unit. The total proceeds from the aggregate offering price of the Units would be $25.8 million, or $28.4 million if the Underwriters’ option to purchase additional Units is exercised in full. The Units consist of 93,140 shares of Fantex Series Vernon Davis, 252,667 shares of Fantex Series EJ Manuel, 80,331 shares of Fantex Series Mohamed Sanu, 549,085 shares of Fantex Series Alshon Jeffery, 232,630 shares of Fantex Series Michael Brockers and 175,940 shares of Fantex Series Jack Mewhort. The Units also consist of Fantex Series Professional Sports which consists of the brand contracts of Kendall Wright, Andrew Heaney, Terrance Williams and Ryan Shazier. If the Underwriters’ option to purchase additional Units is exercised in full, the Units would consist of 102,454 shares of

Fantex Series Vernon Davis, 277,934 shares of Fantex Series EJ Manuel, 88,365 shares of Fantex Series Mohamed Sanu, 603,994 shares of Fantex Series Alshon Jeffery, 255,893 shares of Fantex Series Michael Brockers and 193,534 shares of Fantex Series Jack Mewhort.

Franchise Player Tag on Alshon Jeffery

On February 26, 2016, the Chicago Bears placed a non-exclusive franchise player tag on Alshon Jeffery which prevents him from becoming an unrestricted free agent for the 2016 NFL season and will pay him a guaranteed salary for the 2016 NFL season of $14.6 million. Alshon Jeffery may still negotiate a long-term contract until July 15, 2016.

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. ("Fantex") and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together, the "Contract Party") dated September 18, 2014 (the "Brand Contract"), present the cash or other consideration received by the Contract Party from included contracts subject to the Brand Contract for the years ended December 31, 2015 and 2014.

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

Investors in the Fantex Series Alshon Jeffery Convertible Tracking Stock, par value of $0.0001 (the “Fantex Series Alshon Jeffery”) are investing in Fantex and not in the Alshon Jeffery Brand Contract or Alshon Jeffery. However, Fantex Series Alshon Jeffery is intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand. Only Fantex will have rights under the Brand Contract and recourse against Alshon Jeffery.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Fantex, Inc.:

We have audited the accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together “the Contract Party”) dated September 18, 2014 (the “Brand Contract”), for the years ended December 31, 2015 and 2014 (“Statements of Cash Receipts from Included Contracts”). These Statements of Cash Receipts from Included Contracts are the responsibility of Fantex’s management. Our responsibility is to express an opinion on these Statements of Cash Receipts from Included Contracts based on our audits.

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

In our opinion, the Statements of Cash Receipts from Included Contracts referred to above present fairly, in all material respects, the cash receipts from included contracts subject to the Brand Contract for the years ended December 31, 2015 and 2014, in accordance with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California

March 10, 2016

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

(Amounts in thousands)

	Year Ended
	December 31,
	2015	2014
Receipts from included contracts subject to the brand contract
Contractual NFL player receipts	$904	$789
Contractual NFL player performance incentive receipts	150	—
Contractual NFL post regular season receipts	—	53
Total receipts from NFL player contract	1,054	842
Receipts from other included contracts	323	181
Total receipts from included contracts subject to the brand contract	$1,377	$1,023

The notes are an integral part of these statements

Notes to Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

Note 1. Basis of Presentation

The accompanying Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. (“Fantex”) and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. (together the “Contract Party”) dated September 18, 2014 (the “Brand Contract”), present the cash or other consideration received by the Contract Party from included contracts (see Note 2) subject to the Brand Contract for the years ended December 31, 2015 and 2014 (the “Statements of Cash Receipts from Included Contracts”).

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

The Brand Contract became effective March 19, 2015 with the successful acquisition of financing, which Fantex acquired by conducting a registered public offering (“Offering”) of tracking stock intended to track and reflect the separate economic performance of the assets to be attributed to the Alshon Jeffery Brand. On March 19, 2015 as consideration for future ABI under the Alshon Jeffery Brand Contract, Fantex paid Alshon Jeffery $7.94 million (less $397,000 which was held in escrow until six months of consecutive payments of brand amounts were timely delivered to Fantex) less ABI due to the Company under the Alshon Jeffery Brand Contract for the period between September 18, 2014 and March 19, 2015.

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

Contractual NFL signing bonus receipts—These receipts are recorded based on the cash received for the signing of the Contract Party's NFL player contract, paid on multiple dates as set forth in the NFL contract.

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

Receipts from other included contracts—These receipts are recorded based on the cash, or other consideration received from the Contract Party's other contracts subject to the Brand Contract, such as endorsements and cash received from NFL Players, Inc. for licensing the image and likeness of the Contract Party.

Included Contracts—Included contracts are those that are effective upon the date that the Brand Contract was executed by Fantex and the Contract Party and that are included in the Brand Contract. For contracts that existed at the signing on September 18, 2014 of the Brand Contract that are renewals of previous contracts with the same counterparty, those prior contracts, which relate to periods prior to the signing of the Brand Contract, have been considered included contracts.

Note 3. Subsequent Events

Fantex has evaluated activity after December 31, 2015. Fantex is not aware of any events that have occurred subsequent to December 31, 2015 that would require adjustments to or disclosures in the Statements of Cash Receipts from Included Contracts

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria set forth in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") (2013 framework). Based on our evaluation, management has concluded that we maintained effective control over financial reporting as of December 31, 2015 based on the COSO criteria.

Attestation Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to the deferral allowed under the JOBS Act for emerging growth companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information

We have elected to include the following information in this Form 10-K in lieu of reporting it in a separately filed Form 8-K.  This information would otherwise have been reported in a Form 8-K under the heading “Item 1.01 Entry into a Material Definitive Agreement.”

Promissory Note with Fantex Holdings, Inc.

On February 12, 2016, the Company issued a promissory note (the “Promissory Note”) in favor of Fantex Holdings, Inc. (the “Parent”) in the principal amount of $3,300,000. This Promissory Note was issued in connection with the consummation of the Andrew Heaney Brand Contract.  The Promissory Note bears interest at 8% per annum. The maturity date of the Promissory Note is the earlier of five days following the successful initial public offering of the tracking stock, which is linked to the Andrew Heaney brand contract, or August 12, 2016. The foregoing summary of the promissory note does not purport to be complete and is qualified in its entirety by reference to the actual promissory note, a copy of which is filed as Exhibit 10.30 hereto and is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a)	Board of Directors

Name	Age	Position(s)	Term Expiration(1)
Cornell “Buck” French	50	Director and Chief Executive Officer	2018
David Beirne	52	Chairman of the Board of Directors	2017
John Costello	68	Director	2016
C. William Hosler	52	Director	2017
Ronald Machtley	67	Director	2017
Shahan Soghikian	57	Director	2016
Terdema Ussery	57	Director	2018

(1)	The term on the board of directors will continue in office until the annual meeting of stockholders in the year indicated.

Board of Directors Biographical Information

Cornell “Buck” French has served as a member of our board of directors and Chief Executive Officer since our founding in September 2012. Mr. French has also served as the Chief Executive Officer and a director of our parent, Fantex Holdings, since its inception in September 2012. From 2009 to December 2011, Mr. French was Chief Executive Officer of Promethyan Labs, a privately-held incubator for entrepreneurs, which he also co-founded. Mr. French served as the President, CEO and Chairman of Securify, Inc., a privately-held security monitoring and internal control solution provider, from 2004 to 2008, through its sale to Secure Computing Corporation (subsequently acquired by McAfee in 2008). Mr. French also co‑founded OnLink Technologies, Inc., a privately-held e-commerce sales and marketing software application developer, which was later sold to Siebel Systems, Inc. (“Siebel”) in 2000. Mr. French previously served as a partner at JPMorgan Partners, LLC, a technology venture capital firm, and held the role of Vice President and General Manager of the Interactive Selling Group at Siebel, a software company (acquired by Oracle Corp. in 2006). He is a former Director of Zilliant, Inc., WebCollage, Inc., Axentis, Inc. and several other private companies. Mr. French received an M.B.A. from Harvard University in 1996 and a B.S. in Economics and General Engineering from the U.S. Military Academy at West Point in 1989. Mr. French brings to the Board extensive management, business development, financial and strategic planning experience.

David Beirne has served as the Chairman of our board of directors since March 2013. Mr. Beirne also serves as the Chairman of the board of directors of Fantex Holdings since its inception in September 2012. Mr. Beirne was a general partner at Benchmark Capital, LLC from 1997 until his retirement from the firm in 2007. Mr. Beirne served as an advisor and limited partner to Benchmark until 2012. Mr. Beirne served on the boards of Blazent Corporation, Vontu, Inc., Securify, Inc., 1(800) Flowers, Kana Corp. and several other private companies. Prior to joining Benchmark, Mr. Beirne was co‑founder of Ramsey/Beirne Associates, Inc., an executive search firm, where he served as CEO from 1987 to 1997. Mr. Beirne also serves on the boards of directors of several nonprofit organizations. Mr. Beirne received a B.S. in Business Administration and Management from Bryant University in 1985. Mr. Beirne has developed a nationwide reputation for recruiting high‑profile executives and brings to the Board extensive recruiting, management and operational experience.

John H. Costello has served on our board of directors since July 2013. Mr. Costello has been the President, Global Marketing & Innovation, at Dunkin Brands Group, Inc. since March 2013 and has previously served as its Chief Global Marketing & Innovation Officer. He also serves on the board of directors of the Yellowstone Park Foundation, Mobile Marketing Association and xAd, Inc. Prior to joining Dunkin Brands in 2009, Mr. Costello served as the Chief Executive Officer and director of Zounds, Inc. from 2007 through 2009. From 2006 to 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch). Mr. Costello has also previously served on the boards of directors of the Association of National Advertisers Inc., The Quaker Oats Company, The Bombay Company, Aspen Marketing Services, Inc., Ace Hardware Corporation and various other public and private companies, as well as serving on the Board of Trustees of the American Film Institute. In addition, Mr. Costello has held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S., Chief Executive Officer of MVP.com, Inc., Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, Senior Vice President of Marketing and Sales at Pepsi‑Cola, USA and Chief Global Marketing Officer of Yahoo!. Mr. Costello received a B.S. in Industrial Management from the University of Akron in 1968 and an MBA from Michigan State University in 1970. Mr. Costello brings to our board of directors extensive operational and marketing experience.

C. William Hosler has served on our board of directors since August 2013. Mr. Hosler also currently serves as Chief Financial Officer and a director of Catellus Acquisition Company, LLC (“Catellus”), a company engaged in commercial real estate property ownership, management and development. Prior to assuming his current role at Catellus in March 2011, Mr. Hosler provided consulting services to Rockwood Capital LLC and TPG Capital, L.P., two private investment firms, from 2008 to 2011. Mr. Hosler served as Chief Financial Officer of Marcus & Millichap Holding Companies, a privately-held investment and real estate services company, from January 2008 to November 2008. Prior to that, from June 2007 through December 2007 and July 2006 until June 2007 Mr. Hosler was a consultant to and Chief Financial Officer of Mirion Technologies, Inc., a privately‑held radiation detection, measuring and monitoring company. Mr. Hosler served as Chief Financial Officer of Catellus Development Corporation, a publicly traded real estate company, from 1999 to 2005, and, prior to such, he was Chief Financial Officer of the Morgan Stanley Real Estate Funds where he served on the Investment Committee. Mr. Hosler currently serves as a director of PacWest Bancorp and as a member of its audit committee and corporate governance and compensation committee. In addition, Mr. Hosler serves on the board of directors, audit committee and corporate governance and nominating committee of Parkway Properties, Inc., a public, self‑administered real estate investment trust. Mr. Hosler received a B.S. in Chemical Engineering from the University of Notre Dame and an M.B.A. from the University of Virginia. Mr. Hosler brings to the board significant experience in investment and finance, as well as his experience as a Chief Financial Officer of a publicly traded company.

Ronald Machtley has served on our board of directors since June 2013. Mr. Machtley has served as president of Bryant University since 1996 and was previously a Republican member of the United States House of Representatives from Rhode Island from 1989 to 1995. Mr. Machtley also currently serves on the boards of directors of five separate affiliate entities of Amica Insurance, including Amica Mutual Insurance Company, where he also served as a member of its Finance, Nominating, Executive Compensation, and Audit Committees. He also currently serves on the board of directors of Cranston Print Works, Inc., Rhode Island Foundation and Preservation Society of Newport, among other organizations. From 1994 until 1995, Mr. Machtley served as a Partner at Wilkinson, Barker, Knauer & Quinn, a law firm in Washington D.C. Mr. Machtley has also previously served as a director of Covansys Corp. Mr. Machtley received a B.S. from the United States Naval Academy in 1970 and a J.D. from Suffolk University Law School in 1978. Mr. Machtley brings to our board of directors extensive management experience.

Shahan Soghikian has served on our board of directors since June 2013. Mr. Soghikian is a co‑founder and Managing Director of Panorama Capital, a venture capital firm which invests in early to mid‑stage technology and life sciences companies. Mr. Soghikian began his investment career when he joined JPMorgan Partners, LLC in 1990, where he most recently served as head of its venture capital program until the formation of Panorama in 2006. Between 1994 and 1998, he was responsible for developing and managing J.P. Morgan Partners’ European investment team and was based in London. Mr. Soghikian was previously a member of the mergers and acquisitions group at both Bankers Trust, Inc. and Prudential‑Bache Securities, Inc. (currently known as Prudential Equity Group, LLC). Mr. Soghikian currently serves on the board of directors of Beyond The Rack, Inc. and WGT.com. Prior to this, he served as a director of SquareTrade, Inc., Tidal Software, Inc., Yipes Communications, Inc., Validity Sensors, Inc. and AECOM, Inc., among other board memberships, including as a member of the audit committee on the board of directors of Digital Island, Inc. and Petco Animal Supplies, Inc. In addition, Mr. Soghikian is currently a trustee of Pitzer College where he serves as Chair of the Board of Trustees, serves as Vice Chair of the Board of UCSF Benioff Children’s Hospitals, where he also chairs the Quality and Safety Committee. Mr. Soghikian received a B.A. in Biology from Pitzer College in 1980 and an M.B.A. from the UCLA Anderson School of Management. Mr. Soghikian is a longtime investor of over two decades and brings to our board of directors extensive investment and valuation experience.

Terdema Ussery has served on the board of directors of Fantex, Inc. since June 2013. Mr. Ussery was President of Global Sports Categories at Under Armour, Inc. from September 2015 to November 2015. He served as the President and Chief Executive Officer of the Dallas Mavericks from 1997 to September 2015. While with the Mavericks, he also served as an Alternate Governor for the Mavericks on the NBA Board of Governors. Mr. Ussery served as Chief Executive Officer of HDNet LLC from 2001 until June 2012. He has served as Lead Independent Director of Treehouse Foods Inc. since 2005 and as a member on its Governance & Nominating, Audit and Compensation Committees. Mr. Ussery previously served as Director of Timberland Co. from 2005 until September 2011, where he also served as Timberland’s Lead Independent Director and as a member of its Audit, Compensation, Governance & Nominating and Corporate & Social Responsibility committees. He also served as a director of Entrust, Inc., from 2006 to 2009, and as a member of its Audit Committee from 2007 to 2009. In addition, Mr. Ussery served as the President of Nike Sports Management from 1993 to 1996 and was the Commissioner of the Continental Basketball Association from 1991 to 1993, and Deputy Commissioner and General Counsel of the CBA from 1990 to 1991. Mr. Ussery received a B.A. from Princeton’s Woodrow Wilson School of Public and International Affairs in 1981, an M.P.A. from John F. Kennedy School of Government at Harvard University and a J.D. from the University of California, Berkeley in 1987. Mr. Ussery has extensive experience working with athletes and other high‑profile individuals as well as with sports associations and brings to our board of directors extensive industry knowledge and management experience.

(b)	Executive Officers

Name	Age	Position(s)
Cornell “Buck” French	50	Director and Chief Executive Officer
David Mullin	63	Chief Financial Officer
William Garvey	51	Chief Legal Officer and Secretary

Executive Officer Biographical Information

The following biographical information is furnished with regard to Fantex, Inc.’s executive officers (except for Mr. French, whose biographical information appears above under the section “Board of Directors”) as of March 10, 2016.

David Mullin has served as our Chief Financial Officer since our founding. Mr. Mullin has also served as the Chief Financial Officer of our parent, Fantex Holdings since its inception in September 2012. Prior to joining Fantex, Mr. Mullin most recently served as a Chief Financial Officer of Become, Inc., privately-held cloud-based performance marketing and SaaS solutions company, from 2010 to August 2011. From 2005 to 2008, Mr. Mullin served as the Chief Operating Officer and Chief Financial Officer of Securify, Inc., a privately-held security monitoring and internal control solution provider. Mr. Mullin served as the Executive Vice President and Chief Financial Officer of NPTest, Inc., publically-traded semiconductor-test equipment manufacturer, from 2003 to 2004, and Terawave Communications, Inc., a privately-held telecommunications systems manufacturer, from 2000 to 2003. Mr. Mullin was Chief Financial Officer of Borland International, Inc., a publically-traded software company, from 1995 to 1996, SMART Modular Technologies, Inc., a publically-traded electronic subsystems manufacturer and supplier, from 1996 to 2000 and Vice President of Finance and Administration and Chief Financial Officer of OnLink Technologies, Inc., a privately-held e-commerce sales and marketing software application developer, from 2000 to 2001. Mr. Mullin also held several senior finance executive positions, including at Sun Microsystems, Inc., Conner Peripherals, Inc., PriceWaterhouse Coopers L.L.P., and Arthur Anderson L.L.P. Mr. Mullin is a California Certified Public Accountant and received a B.A. in Business Administration from San Francisco State University in 1977.

William Garvey has served as our Chief Legal Officer and Secretary since April 2014 and as the Chief Legal Officer and Secretary of our parent, Fantex Holdings, since July 2013. From 2009 to July 2013, Mr. Garvey was the Vice President, General Counsel and Secretary of iPass, Inc., a publicly-traded enterprise mobility services company. From 2008 to 2009, Mr. Garvey was Vice President, General Counsel and Secretary of ShoreTel, Inc., a publicly-traded provider of Internet Protocol unified communications systems for enterprises. From 2005 to 2007, Mr. Garvey served as General Counsel, Vice President of Corporate Development, and Secretary of Rackable

Systems, Inc. (now Silicon Graphics International Corp.), a publicly-traded computer server manufacturer. From 1997 to 2004, Mr. Garvey served as General Counsel, Vice President of Corporate Development and Secretary of Actuate Corporation, a publicly-traded software company, and assisted Actuate in completing its initial public offering. Mr. Garvey holds a B.S. in Applied Sciences and Engineering from the United States Military Academy and a J.D. from Stanford Law School.

Corporate Governance

Leadership Structure and Independence of the Board of Directors

Under our bylaws, the Board appoints our officers, including the Chief Executive Officer. The Board does not have a policy on whether the roles of the Chairman and Chief Executive Officer should be separate and, if they are to be separate, whether the Chairman should be selected from the non-employee directors or be an employee and if they are to be combined, whether a lead independent director should be selected. However, the Board is committed to good corporate governance practices and values independent board oversight as an essential component of strong corporate performance. Fantex, Inc. currently separates the roles of Chairman and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for, and the day-to-day leadership and performance of, Fantex, while the Chairman provides guidance to the Chief Executive Officer and management, sets the agenda for Board meetings and presides over meetings of the full Board.  The Board believes that the current board leadership structure is best for Fantex and its stockholders at this time.

Our Board is currently chaired by Mr. Beirne. Our Board believes that Mr. Beirne’s service as our Chairman is in the best interests of our Company and our stockholders because Mr. Beirne was a founder of our parent company Fantex Holdings, Inc., possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face, and because he is the person best positioned to develop agendas that ensure that our Board’s time and attention is focused on the most critical matters. Our Board believes that his role as Chairman enables decisive leadership, ensures clear accountability and enhances our ability to communicate our message and strategy clearly and consistently to stockholders, employees and the athletes with whom we work.

Because our common stock is not listed on a national securities exchange, we are not required to maintain a board consisting of a majority of independent directors nor to maintain an audit committee, nominating committee or compensation committee consisting solely of independent directors. Nevertheless, our board of directors has determined to generally comply with the listing requirements of the national securities exchanges. The independence definitions of the national securities exchanges generally include a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us. In addition, the rules of the national securities exchanges would require our board of directors to make a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors currently consists of seven members. In February 2016, the Board undertook a review of the independence of each director and considered whether any director has a material relationship with Fantex, Inc. that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that five of our current directors would qualify as “independent” directors in accordance with the general listing requirements of the national securities exchanges. Mr. French is not considered independent because he is an officer of Fantex and an employee and director of our parent company, Fantex Holdings. Mr. Beirne is not considered independent because he is a director and significant stockholder of our parent company, Fantex Holdings. In making these determinations, our board of directors reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. Each of Messrs. Costello, Hosler, Machtley, Soghikian and Ussery qualify as independent directors under the corporate governance standards of the NYSE MKT.

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

Board Meetings

Our directors stay informed about our business by attending meetings of our Board and its committees and through supplemental reports and communications. The Board held nine regularly scheduled and special meetings and acted by Unanimous Written Consent in 2015 to review significant developments, engage in strategic planning, and act on matters requiring Board approval. Other than Mr. Ussery, each incumbent director attended an aggregate of at least 75 percent of the Board meetings, and the meetings of committees on which he served, during the period that he served in 2015.

Executive Sessions of Non-Management Directors

Our non-management, independent directors intend to periodically meet without management present each time the full Board or a Board committee convenes in person for a regularly scheduled meeting. If the Board convenes for a special meeting, the non-management, independent directors will meet in executive session if circumstances warrant. Currently Mr. Soghikian serves as our lead independent director. Our independent directors did not meet without management present during 2015.

The Board welcomes communications from stockholders. For information on how to communicate with our independent directors, please refer to the information set forth under the heading “—Communications with the Board.”

Board Attendance at Annual Meeting of Stockholders

While the Board understands that there may be situations that prevent a director from attending an annual meeting of stockholders, the Board encourages all directors to attend our annual meetings of stockholders.  No directors attended the 2015 Annual Meeting of Stockholders.

Board Committees

Our Board has established four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Conflicts Committee. The principal functions of each committee are briefly described below. We comply with the listing requirements and other rules and regulations of the NYSE MKT, as may be amended or modified from time to time, with respect to each of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. All four of our standing committees are comprised exclusively of independent directors within the meaning of the NYSE MKT listing standards. Additionally, our Board may from time to time establish other committees to facilitate the management of our company.

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

Our Audit Committee charter satisfies the applicable standards of the SEC and the NYSE MKT. It is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Audit Committee is also responsible for engaging an independent registered public accounting firm, reviewing with the independent registered public accounting firm the plans and results of the audit engagement, approving professional services provided by the independent registered public accounting firm, including all audit and non-audit services, reviewing the independence of the independent registered public accounting firm, considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The Audit Committee is responsible for the Audit Committee report included in this Annual Report.

Mr. Hosler is Chairman of the Audit Committee and Messrs. Soghikian and Ussery are members of the committee. During 2015, our Audit Committee met four times.

Our Board has determined that Mr. Hosler qualifies as an audit committee financial expert as that term is defined by applicable SEC regulations and NYSE MKT corporate governance listing standards. Our Board has determined that each of Messrs. Hosler, Soghikian and Ussery meet the requirements for financial literacy in accordance with applicable rules and regulations of the SEC and the NYSE MKT Our Board has also determined that each of Messrs. Hosler, Soghikian and Ussery are independent under the applicable rules of the SEC and the NYSE MKT.

Compensation Committee

We have adopted a written Compensation Committee charter, which details the principal functions of the Compensation Committee, including:

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

Our Compensation Committee charter satisfies the applicable standards of the SEC and the NYSE MKT. It is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Compensation Committee may delegate its responsibilities to a subcommittee of the Compensation Committee, provided that such responsibilities are consistent with our certificate of incorporation, bylaws, Section 162(m) of the Internal Revenue Code of 1986, as amended, applicable NYSE MKT rules and other applicable law.

Mr. Costello is Chairman of the Compensation Committee and Messrs. Machtley and Ussery are members of the committee. Our Board has determined that each of Messrs. Costello, Machtley and Ussery are independent under the applicable rules of the NYSE MKT, is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act and is an “outside director” as defined in Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended. During 2015, the Compensation Committee did not meet formally.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, or Governance Committee, consists of three of our independent directors. We adopted a written Nominating and Corporate Governance Committee charter, which details the principal functions of the Nominating and Corporate Governance Committee, including:

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

Mr. Machtley is Chairman of the Nominating and Corporate Governance Committee and Messrs. Costello and Soghikian are members of the committee. Our Board has also determined that each of Messrs. Machtley, Costello and Soghikian are independent under the applicable rules of the SEC and the NYSE MKT. During 2015, our Nominating and Corporate Governance Committee met once.

Conflicts Committee

We adopted a written Conflicts Committee charter, which details the principal functions of the Conflicts Committee, including:

•	review and evaluate the terms and conditions of, and to determine the advisability of any transaction with our parent company or its subsidiaries;
•

negotiate the terms and conditions of any transaction with our parent company or its subsidiaries and, if the Conflicts Committee deems appropriate, but subject to the limitations of applicable law, approve or disapprove the execution and delivery of contracts and other documents in connection with any transaction with our parent company or its subsidiaries on behalf of the Company;

•	determine whether a transaction with our parent company or its subsidiaries is fair to, and in our and our stockholders’, other than our parent company’s, best interests; and
•	recommend to the full Board what action, if any, should be taken by the Board with respect to any transaction with our parent or its subsidiaries.

Our Conflicts Committee charter is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

Mr. Soghikian is Chairman and Messrs. Ussery and Hosler are members of the Conflicts Committee. Our Board has determined that each of Messrs. Soghikian, Ussery and Hosler are independent under the applicable rules of the SEC and the NYSE MKT. During 2015, our Conflicts Committee met four times.

Compensation Committee Interlocks and Insider Participation

Since the date of the initial public offering of our first tracking stock, there have been no insider participations or compensation committee interlocks of the Compensation Committee. At all times since the completion of the initial public offering of our first tracking stock, the Compensation Committee has been comprised solely of independent, non-employee directors. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our Board or compensation committee.

Nomination Process for Director Candidates

The Nominating and Corporate Governance Committee is, among other things, responsible for identifying and evaluating potential candidates and recommending candidates to the Board for nomination. The Nominating and Corporate Governance Committee is governed by a written charter, a copy of which is available on the Governance page of the Investor Relations section on our website at www.fantexbrands.com.

The Nominating and Corporate Governance Committee regularly reviews the composition of the Board and whether the addition of directors with particular experiences, skills, or characteristics would make the Board more effective. When a need arises to fill a vacancy, or it is determined that a director possessing particular experiences, skills, or characteristics would make the Board more effective, the Nominating and Corporate Governance Committee initiates a search. As a part of the search process, the Nominating and Corporate Governance Committee may consult with other directors and members of senior management, and may hire a search firm to assist in identifying and evaluating potential candidates.

When considering a candidate, the Nominating and Corporate Governance Committee reviews the candidate’s experiences, skills, and characteristics. The Nominating and Corporate Governance Committee also considers whether a potential candidate would otherwise qualify for membership on the Board, and whether the potential candidate would likely satisfy the independence requirements of NYSE MKT as described below.

Candidates are selected on the basis of, among other factors as the Nominating and Corporate Governance Committee may deem appropriate; personal and professional integrity, ethics and values, experience in corporate management, experience relevant to the Company’s industry and with relevant social policy concerns, experience as a board member or executive officer of another publicly held company, relevant academic expertise, practical and mature business judgment, and the ability to make independent analytical inquiries. Other factors include having members with various and relevant career experience and skills, and having a Board that is, as a whole, diverse. Where appropriate, we will conduct a criminal and background check on the candidate. In addition, at least one member of the Board and Audit Committee should have the qualifications and skills necessary to be considered an “audit committee financial expert” as defined by the rules of the SEC and at least a majority of the Board must be independent as determined by the Board under the applicable rules and regulations of the SEC and the NYSE MKT.

All potential candidates are interviewed by the Chairman of the Board, the Nominating and Corporate Governance Committee Chairman, and, to the extent practicable, the other members of the Nominating and Corporate Governance Committee, and may be interviewed by other directors and members of senior management as desired and as schedules permit. In addition, the Chief Legal Officer conducts a review of the director questionnaire submitted by the candidate and, as appropriate, a background and reference check is conducted. The Nominating and Corporate Governance Committee then meets to consider and approve the final candidates, and either makes its recommendation to the Board to fill a vacancy, or add an additional member, or recommends a slate of candidates to the Board for nomination for election to the Board. The selection process for candidates is intended to be flexible, and the Nominating and Corporate Governance Committee, in the exercise of its discretion, may deviate from the selection process when particular circumstances warrant a different approach.

Stockholders may nominate candidates to our Board. The stockholder must submit a detailed resume of the candidate and an explanation of the reasons why the stockholder believes the candidate is qualified for service on our Board of Directors and how the candidate satisfies the Board’s criteria. The stockholder must also provide such other information about the candidate as is set forth in our bylaws and as would be required by the SEC rules to be included in a Proxy Statement. In addition, the stockholder must include the consent of the candidate and describe any arrangements or undertakings between the stockholder and the candidate regarding the nomination. The stockholder must submit proof of the stockholder’s holding of Fantex, Inc. tracking stock. All communications are to be directed to the Chairman of the Nominating and Corporate Governance Committee, c/o Fantex, Inc., 330 Townsend St., Suite 234, San Francisco, California 94107, Attention: Chief Legal Officer. Subject to the exceptions set forth below under the heading “Stockholder Proposals—2017 Annual Meeting Proposals,” for any annual meeting, recommendations received less than 90 days or more than 120 days prior to the anniversary of the date of the prior year’s annual meeting will not be considered timely for consideration by the Nominating and Corporate Governance Committee for that annual meeting.

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

The Chief Legal Officer will perform a legal review in the normal discharge of his duties to ensure that communications forwarded to the Chairman, the Board or any of its members preserve the integrity of the process. While the Board oversees management, it does not participate in day-to-day management functions or business operations, and is not normally in the best position to respond to inquiries with respect to those matters. For example, items that are unrelated to the duties and responsibilities of the Board such as spam, junk mail and mass mailings, ordinary course disputes over fees or services, personal employee complaints, business inquiries, new product or service suggestions, resumes and other forms of job inquiries, surveys, business solicitations or advertisements will not be forwarded to the Chairman or any other director. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will not be forwarded to the Chairman or any other director and will not be retained. Such material may be forwarded to local or federal law enforcement authorities.

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

Item 11. Executive Compensation

This section discusses the material components of the executive compensation program for our executive officers who are named in the "Summary Compensation Table" below. In 2015, our "named executive officers" and their positions were as follows:

•	Cornell "Buck" French, Chief Executive Officer;

•	David Mullin, Chief Financial Officer; and

•	William Garvey, Chief Legal Officer and Secretary.

Currently, our employees, including our named executive officers, are employed by our parent, Fantex Holdings, and provide services to both Fantex and Fantex Holdings. Except as the context otherwise requires or as otherwise noted, references in this section to "Fantex Holdings," "company," "we," "us" and "our" refer to both Fantex Holdings and Fantex.

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2015 and 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Cornell “Buck” French	2015	200,000	—	—	—	—	—	—	200,000
Chief Executive Officer	2014	200,000	—	—	—	—	—	—	200,000
David Mullin	2015	200,000	—	—	—	—	—	—	200,000
Chief Financial Officer	2014	200,000	—	—	—	—	—	—	200,000
William Garvey	2015	200,000	—	—	—	—	—	—	200,000
Chief Legal Officer	2014	200,000	—	—	—	—	—	—	200,000

Narrative to Summary Compensation Table

Salaries

Messrs. French and Mullin are parties to employment agreements with our parent, Fantex Holdings, Inc., which initially provided for annual base salaries of $200,000 for each of Messrs. French and Mullin. Pursuant to the terms of their employment agreements, in connection with the sale by us of 421,100 shares of our Fantex Series Vernon Davis in an initial public offering on April 28, 2014, each of Messrs. French and Mullin became entitled to receive an annual base salary of $250,000. However, Messrs. French and Mullin voluntarily delayed the increase in their respective annual base salaries and each continued to receive an annual base salary of $200,000 through December 31, 2015. Effective January 1, 2016, Messrs. French and Mullin began to collect the annual base salary of $250,000. There was no provision to make the increase to the annual base salary of $250,000 retroactive.

 Mr. Garvey's annual base salary for 2015 was $200,000.

Bonuses

We did not grant bonuses to our named executive officers with respect to services performed in 2015.

Equity Compensation

We maintain the 2013 Equity Incentive Award Plan, referred to below as the 2013 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable our company and certain of its affiliates to obtain and retain services of these individuals, which is essential to our long-term success. The 2013 Plan became effective as of April 28, 2014. No equity grants were made to our officers in 2015.

Other Elements of Compensation

        Retirement Plans

We have established a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Internal Revenue Code of 1986, as amended, or the Code, allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. Currently, we do not anticipate matching any portion of the contributions that might be made by participants in our 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though a 401(k) plan will add to the overall desirability of our executive compensation package and further incentivize our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our medical, dental and vision benefit plans. In the future, we may also implement additional benefit and other perquisite programs as our compensation committee determines appropriate, though we do not expect any such additional benefits and perquisites to constitute a material component of our named executive officers' compensation package.

No Tax Gross-Ups

We do not make gross-up payments to cover our named executive officers' personal income taxes that may pertain to any of the compensation or perquisites paid or provided by our company.

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

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the number of shares of Fantex Holdings' common stock underlying outstanding equity incentive plan awards for Mr. Garvey as of December 31, 2015. Neither Messrs. French nor Mullin held any equity incentive plan awards as of December 31, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William Garvey	60,416(1)	39,584	1.61	7/16/2023
William Garvey	416(2)	9,584	2.60	9/10/2025

(1)

The option vested as to 1/48th of the shares subject to the option beginning on November 1, 2015 and will continue to vest as to 1/48th of the shares subject to the option each month thereafter, subject to Mr. Garvey remaining a service provider through each applicable vesting date.

(2)

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

Under the agreements, Mr. French serves as the Chief Executive Officer and Mr. Mullin serves as the Chief Financial Officer of Fantex Holdings, reporting directly to the board of directors of Fantex Holdings and Chief Executive Officer, respectively. Mr. French also serves as a member of our board of directors. The term of the agreements will continue until the executive's employment with Fantex Holdings is terminated.

Pursuant to the terms of the agreements, Messrs. French and Mullin were each to initially receive annual base salaries in the amount of $200,000. In connection with the sale by us of 421,100 shares of our Fantex Series Vernon Davis in an initial public offering on April 28, 2014, each of Messrs. French and Mullin became entitled to receive an annual base salary of $250,000, which amount may be increased from time to time in the discretion of Fantex Holdings' board of directors or the compensation committee. However, Messrs. French and Mullin voluntarily delayed the increase in their respective annual base salaries and each continued to receive an annual base salary of $200,000 through December 31, 2015.  Effective January 1, 2016, Messrs. French and Mullin began to collect the annual base salary of $250,000. Messrs. French and Mullin are also eligible to receive an annual discretionary cash performance bonus. The actual amount of any such bonuses will be based on the attainment of specified performance objectives established by the board of directors of Fantex Holdings. In addition, each executive is entitled to participate in customary employee and executive benefit plans and programs as Fantex Holdings may from time to time offer.

In the event that Mr. French's or Mr. Mullin's employment is terminated without "cause" or by the executive for "good reason" (each, as defined in the applicable employment agreement), then in addition to any accrued amounts, the executive will be entitled to receive the following:

•	a lump-sum payment in the amount of one times the executive's annual base salary;
•	a lump-sum payment in the amount equal to the pro rata portion of the executive's annual bonus for the partial fiscal year in which the termination occurs;
•	company-paid premiums for healthcare coverage continuation for up to 12 months after the date of termination; and
•

with respect to each then-outstanding Fantex Holdings equity award or Company equity award, accelerated vesting of the number of shares subject to such award that would have vested during the 12-month period following the termination date.

In the event that Mr. French's or Mr. Mullin's employment is terminated without "cause" or by the executive for "good reason" on or within the 30 days preceding, or during the one-year period following, a "change in control" (as defined in the Fantex Holdings, Inc. 2012 Equity Incentive Plan), each executive will be entitled to the severance benefits and payments described above, except that he will be entitled to a lump-sum payment in the amount of two times, rather than one times, his annual base salary.

The executive's right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of Fantex Holdings.

Furthermore, in the event of a change in control of Fantex Holdings, the executive will be entitled to accelerated vesting of all outstanding Fantex Holdings equity awards and Company equity awards then held, and in the event of a "change in control" (as defined in the Fantex, Inc. 2013 Equity Incentive Award Plan) of the Company, the executive will be entitled to accelerated vesting of all outstanding Company equity awards then held. In addition, to the extent that any payment or benefit would be subject to an excise tax imposed in connection with Section 4999 of the Code, such payments and/or benefits may be subject to a "best pay cap" reduction to the extent necessary so that the executive receives the greater of (i) the net amount of the payments and benefits reduced such that such payments and benefits will not be subject to the excise tax and (ii) the net amount of the payments and benefits without such reduction.

Mr. Garvey

Our parent, Fantex Holdings, entered into change in control severance agreement with Mr. Garvey on August 19, 2014. The following is a summary of the material terms of the agreement.

In the event of a "change in control" (as defined in the Fantex Holdings 2012 Equity Incentive Plan) of Fantex Holdings, Mr. Garvey will be entitled to accelerated vesting of 50% all outstanding unvested Fantex Holdings option and equity awards then held.

In the event that Mr. Garvey's employment is terminated without "cause" or by Mr. Garvey for "good reason" (each, as defined in his change in control severance agreement) on or within the 30 days preceding, or during the one-year period following, a "change in control," then in addition to any accrued amounts, Mr. Garvey will be entitled to receive the following:

•	a lump-sum payment in the amount of 50% of his annual base salary;
•	company-paid premiums for healthcare coverage continuation for up to 6 months after the date of termination; and
•	with respect to each then-outstanding Fantex Holdings option and equity award, full accelerated vesting of all shares subject to the award.

Mr. Garvey's right to receive the severance payments and benefits described above is subject to his delivery and non-revocation of an effective general release of claims in favor of Fantex Holdings.

Director Compensation

The following table sets forth information regarding the compensation earned by our non-employee directors for the year ended December 31, 2015. Other than as described below, none of our directors received any compensation for service as a member of our board of directors in 2015. We intend to review director compensation from time to time. Mr. French, who served as our Chief Executive Officer during the year ended December 31, 2015, and continues to serve in that capacity, does not receive additional compensation for his service as a director, and therefore is not included in the Director Compensation table below. All compensation paid to Mr. French is reported in the Summary Compensation Table included under “Executive Compensation.”

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
David Beirne	—	—	9,264	9,264
John Costello	—	—	—	—
C. William Hosler	—	—	—	—
Ronald Machtley	—	—	—	—
Shahan Soghikian	—	—	—	—
Terdema Ussery	—	—	—	—

(1)

As of December 31, 2015, each of our non-employee directors held a stock option to purchase 20,000 shares of common stock in our parent, Fantex Holdings.  No non-employee director held any other equity awards as of December 31, 2015.

(2)	Represents health and welfare plan premium costs in excess of company-paid health and welfare premiums paid on behalf of other participants.

Risk Associated With Compensation Plans

For 2015, the Board has determined that the company’s compensation policies and practices for our employees are not reasonably likely to cause employees to take risks that would have a material adverse effect on the company.

Equity Compensation Plan Information

In August 2013, our board of directors adopted our 2013 Equity Incentive Award Plan, or the 2013 Plan, under which we may grant cash and equity incentive awards to eligible service providers in order to attract, motivate and retain the talent for which we compete. The 2013 Plan was subsequently approved by our stockholders in September 2013. The 2013 Plan provides for the grant of stock options, including incentive stock options, or ISOs, and nonqualified stock options, or NSOs, restricted stock, dividend equivalents, stock payments, restricted stock units, or RSUs, performance shares, deferred stock, other incentive awards, stock appreciation rights, or SARs, and cash awards. An aggregate of 7,500,000 shares of our platform common stock is available for issuance under awards granted pursuant to the 2013 Plan, which shares may be authorized but unissued shares, treasury shares or shares purchased in the open market.  No equity grants were made in 2015.

The following table provides information as of December 31, 2015 regarding compensation plans under which our equity securities are authorized for issuance.

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

 Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of the common stock of Fantex as of March 10, 2016, by:

•	each of our directors;
•	each of our named executive officers;
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock; and
•	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities and include shares of our common stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 10, 2016. Except as otherwise indicated in the footnotes to the table below, all of the shares reflected in the table are shares of Fantex common stock and all persons listed below have sole voting and investment power with respect to the shares beneficially owned by them, subject to applicable community property laws. The information is not necessarily indicative of beneficial ownership for any other purpose.

Percentage ownership calculations are based on 102,575,200 shares of Fantex common stock outstanding as of March 10, 2016.

Beneficial ownership representing less than 1% is denoted with an asterisk (*). Except as otherwise indicated in the footnotes to the table below, addresses of named beneficial owners are in care of Fantex, 330 Townsend Street, Suite 234, San Francisco, CA 94107.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percentage
Officers and Directors of Fantex(1)
Cornell “Buck” French(2)(4)	8,166	* %
David Mullin	—	—%
David Beirne(2)(4)(5)	215,756	* %
John Costello	—	—%
C. William Hosler	—	—%
Ronald Machtley	—	—%
Shahan Soghikian	—	—%
Terdema Ussery	—	—%
William Garvey	—	—%
All directors and executive officers as a group (9 persons)	223,922	* %
5% Stockholders of Fantex
Fantex Holdings, Inc.(1)(2)(3)(4)	101,117,461	98.58%

(1)

Each of our officers and directors beneficially owns shares of Fantex Holdings capital stock. Cornell “Buck” French and David Beirne, two of our directors, beneficially own 19.5% and 24.1% of Fantex Holdings capital stock, respectively, and David Mullin, our Chief Financial Officer, beneficially owns 4.1% of Fantex Holdings capital stock. The other officers and directors beneficially own less than 1% of Fantex Holdings capital stock in the aggregate. In computing beneficial ownership of Fantex Holdings capital stock, we attributed securities to persons who possess sole or shared voting power or investment power with respect to those securities and included shares of Fantex Holdings capital stock issuable upon the exercise of stock options that are immediately exercisable or exercisable within 60 days after March 10, 2016.

(2)

Cornell “Buck” French, David Beirne, John Elway, Joshua Levine, Bruce Dunlevie and Duncan Niederauer are each members of the board of directors of Fantex Holdings and as such, in effect, share voting power over substantially all of the total voting power of Fantex common stock as of March 10, 2016. Each disclaims beneficial ownership of the shares held by Fantex Holdings.

(3)

Fantex Holdings owns 100% of our issued and outstanding platform common stock, which provides it with sole voting power over our common stock. Each share of platform common stock is entitled to one vote per share, giving Fantex Holdings substantially all of the voting power over the Fantex common stock as of March 10, 2016.

(4)	Shares beneficially owned by each series of our tracking stocks are as follow:

	Platform Common Stock	Fantex Series Vernon Davis	Fantex Series EJ Manuel	Fantex Series Mohamed Sanu	Fantex Series Alshon Jeffery	Fantex Series Michael Brockers	Fantex Series Jack Mewhort	Total
Name of Beneficial Owner
Officers and Directors of Fantex
Cornell "Buck" French	—	—	164	502	2,500	2,500	2,500	8,166
David Beirne	—	—	1,704	1,648	117,994	54,200	40,210	215,756
5% Stockholders of Fantex
Fantex Holdings, Inc.	100,000,000	102,454	250,000	78,000	400,000	162,993	124,014	101,117,461

(5)

Consists of: (i) 149,942 shares directly owned by Mr. Beirne and (ii) 65,814 shares owned by Lily Beirne, which Ms. Beirne purchased pursuant to standby purchase agreements entered into in connection with our Fantex Series Alshon Jeffery offering completed on March 19, 2015, our Fantex Series Michael Brockers offering completed on May 29, 2015 and our Fantex Series Jack Mewhort offering completed on July 14, 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. SEC regulations require us to identify anyone who failed to file a required report or filed a late report during the most recent fiscal year. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons that no Forms 5 were required for such persons, we believe that, during the fiscal year ended December 31, 2015, our executive officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following is a description of transactions since January 1, 2014, to which we have been a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the Fantex, Inc.’s total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest, other than compensation, termination and change in control agreements, which are described under “Executive Compensation.” We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Parent Company

Our parent company, Fantex Holdings, owns 98.58 % of our outstanding voting securities.

Equity Contributions

To date, we have relied primarily on our parent, Fantex Holdings, for liquidity and capital resources. Our parent contributed capital of $4.0 million and $3.5 million for the years ended December 31, 2015 and 2014, respectively. The contributed capital includes expenses paid by our parent on our behalf to finance our operating expenses. We expect our parent to continue to contribute capital at least through 2016.

Participation in the Offering of Fantex Series Vernon Davis

On April 28, 2014, Fantex Holdings purchased from FBS, at the initial public offering price of $10 per share, 102,454 shares of Fantex Series Vernon Davis in the initial public offering of our Fantex Series Vernon Davis.

Participation in the Offering of Fantex Series EJ Manuel

On July 21, 2014, Fantex Holdings and Cornell “Buck” French, Dave Beirne, Bruce Dunlevie and Joshua Levine, directors of Fantex Holdings, purchased from FBS at the initial public offering price of $10 per share, 250,000 shares, 164 shares, 1,704 shares, 26,000 shares and 66 shares, respectively, of our Fantex Series EJ Manuel.

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

Participation in the Offering of Fantex Series Alshon Jeffery

Fantex Holdings and Cornell “Buck” French, Dave Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS, at the initial public offering price of $10 per share, 400,000 shares, 2,500 shares,

83,580 shares and 83,500 shares, respectively, of Fantex Series Alshon Jeffery. In addition, Lily Beirne, Mr. Beirne’s spouse, purchased 34,414 shares of Fantex Series Alshon Jeffery.

Participation in the Offering of Fantex Series Michael Brockers

Fantex Holdings and Cornell “Buck” French, David Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS, at the initial public offering price of $10.00 per share, 162,993 shares, 2,500 shares, 36,200 shares and 36,200 shares, respectively, of Fantex Series Michael Brockers.  In addition, Lily Beirne, Mr. Beirne’s spouse, purchased 18,000 shares of Fantex Series Michael Brockers.

Participation in the Offering of Fantex Series Jack Mewhort

Fantex Holdings and Cornell “Buck” French, David Beirne and Bruce Dunlevie, directors of Fantex Holdings, purchased from FBS, at the initial public offering price of $10.00 per share, 124,014 shares, 2,500 shares, 26,810 shares and 26,810  shares, respectively, of Fantex Series Jack Mewhort.  In addition, Lily Beirne, Mr. Beirne’s spouse, purchased 13,400 shares of Fantex Series Jack Mewhort.

Participation in future Offerings of Fantex Convertible Tracking Series Stocks

We expect that Fantex Holdings and directors and officers of Fantex Holdings may purchase shares in future offerings of our tracking stocks pursuant to standby purchase agreements.

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

For further discussion of our management agreement with our parent, see Note 4, “Related Party Transactions” in the Notes to Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015.

Indemnity Agreements with Contract Parties

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

Indemnification Agreements with Directors and Officers

Our amended and restated certificate of incorporation provides that we will indemnify and advance expenses to our directors and officers to the fullest extent permitted under the Delaware General Corporation Law. In addition, we have entered into separate indemnification agreements with each of our directors and executive officers.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S‑K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. All of the transactions described in this section and subject to this policy occurred or were ratified following the adoption of this policy.

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

As provided by our Audit Committee charter, our audit committee is responsible for reviewing and approving in advance any related party transaction, other than matters relating to our parent company. Our Conflicts Committee is responsible for reviewing all of our related party transactions in which our parent company, its subsidiaries or affiliates is a party with an interest adverse to our interests. As such, the Conflicts Committee has reviewed and approved all purchases of our tracking stocks by our parent company and its affiliates as described in this section.

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

Independence of the Board

The NYSE MKT prescribes independence standards for listed companies. These standards require a majority of the Board to be independent. They also require every member of the audit committee and, subject to limited exception, every member of the compensation committee and nominating and corporate governance committee of the Board to be independent. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with us. On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire that requires disclosure of any transactions with us in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. We also review our relationship with any entity employing a director or on which the director currently serves as a member of the board.

After review of all relevant transactions or relationships between each director, or any of his immediate family members, and Fantex, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NYSE MKT standards, except for Mr. French, our Chief Executive Officer, and Mr. Beirne, our Chairman of the Board. All of the committees of our Board are comprised entirely of directors determined by the Board to be independent within the meaning of the NYSE MKT standards.

Item 14.  Principal Accountant Fees and Services

Deloitte & Touche LLP’s fees for the fiscal years ended December 31, 2015 and 2014 were as follows:

	Fiscal Year Ended December 31,
	2015	2014
Audit Fees	$503,100	$1,055,000
Audit-Related Fees		—
Tax Fees	33,100	26,500
All Other Fees		—
Total	$536,200	$1,081,500

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees for professional services provided in connection with our annual audit, review of our quarterly financial statements, and services in connection with our SEC registration statements and securities offerings.

Tax Fees—Includes tax return preparation and other tax planning services incurred.

Audit Committee Pre-Approval Policy

The Audit Committee’s policy is to pre-approve all significant audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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
(2) Financial Statement Schedules

Statements of Cash Receipts from Included Contracts Subject to the Brand Agreement between Fantex, Inc. and Alshon Jeffery and his affiliate Ben and Jeffery, Inc. dated September 18, 2014

EXHIBIT INDEX

Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476) as Exhibit 3.1	November 21, 2013
3.2	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 3.4	October 17, 2013
3.3	Certificate of Designation for Fantex Series Vernon Davis	Registration Statement on Form S‑1, as amended (File No. 333‑203457) as Exhibit 3.4	June 5, 2015
3.4	Certificate of Designation for Fantex Series EJ Manuel	Registration Statement on Form S‑1, as amended (File No. 333‑203457) as Exhibit 3.6	June 5, 2015
3.5	Certificate of Designations for Fantex Series Mohamed Sanu	Registration Statement on Form S‑1, as amended (File No. 333‑203457) as Exhibit 3.6	June 5, 2015
3.6	Certificate of Designations for Fantex Series Alshon Jeffery	Current Report on Form 8-K as Exhibit 3.1	March 19, 2015
3.7	Certificate of Designations for Fantex Series Michael Brockers	Current Report on Form 8-K as Exhibit 3.1	June 1, 2015
3.8	Certificate of Designations for Fantex Series Jack Mewhort	Current Report on Form 8-K as Exhibit 3.1	July 14, 2015
4.1	Form of Unit Stock Certificate	Registration Statement on Form S‑1, (File No. 333‑208184) as Exhibit 4.1	January 13, 2016
10.1	Management Agreement, dated July 10, 2013, by and between Fantex, Inc. and Fantex Holdings, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.1	October 17, 2013
10.2	Brand Agreement effective as of February 14, 2014 by and between Erik R. Manuel, Jr., Kire Enterprises LLC and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑194256) as Exhibit 10.2	March 3, 2014
10.3	NFL Player Contract dated as of June 14, 2013, by and between Erik R. Manuel, Jr. and Buffalo Bills, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑194256) as Exhibit 10.3	March 3, 2014
10.4	Brand Agreement effective as of October 30, 2013, by and between Vernon Davis, The Duke Marketing LLC and Fantex, Inc.	Registration Statement on Form S-1, as amended (File No. 333-192476) as Exhibit 10.2	November 21, 2013
10.5	NFL Player Contract dated as of March 1, 2010, by and between Vernon Davis and San Francisco Forty Niners, Limited	Registration Statement on Form S-1, as amended (File No. 333-192476) as Exhibit 10.3	November 21, 2013
10.6	Amended and Restated Escrow Agreement by and among Fantex, Inc., American Stock Transfer & Trust Company, LLC, Fantex Brokerage Services, LLC and Wells Fargo Bank, National Association	Registration Statement on Form S‑1, as amended (File No. 333‑196437) as Exhibit 10.8	August 25, 2014
10.7+	Form of Indemnification Agreement between Fantex, Inc. and each of its directors, officers and certain employees, to be in effect before the completion of the offering	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.5	October 17, 2013

10.8+	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc. and Cornell “Buck” French	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.6	October 17, 2013
10.9+	Employment Agreement, dated October 16, 2013, by and between Fantex Holdings, Inc., Fantex, Inc. and David Mullin	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.7	October 17, 2013
10.10a+	Fantex, Inc. 2013 Equity Incentive Award Plan	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.8a	October 17, 2013
10.10b+	Form of Stock Option Agreement under the 2013 Equity Incentive Award Plan	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.8b	October 17, 2013
10.10c+	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Award Plan	Registration Statement on Form S‑1, as amended (File No. 333‑191772) as Exhibit 10.8c	October 17, 2013
10.10d	Form of Share Repurchase Agreement	Registration Statement on Form S‑1, (File No. 333‑208184) as Exhibit 4.1	January 13, 2016
10.11	Brand Agreement effective as of May 14, 2014, by and between Mohamed Sanu and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑196437) as Exhibit 10.13	May 30, 2014
10.12	NFL Player Contract dated as of March 1, 2012, by and between Mohamed Sanu and Cincinnati Bengals, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑196437) as Exhibit 10.14	May 30, 2014
10.13	Brand Agreement effective as of September 18, 2014, by and between Alshon Jeffery, Ben and Jeffery Inc. and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.16	September 26, 2014
10.14	NFL Player Contract dated as of May 7, 2012, by and between Alshon Jeffery and Chicago Bears Football Club, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.17	September 26, 2014
10.15	Brand Agreement effective as of January 9, 2015, by and between Michael Brockers, Brockers Marketing LLC and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.19	January 16, 2015
10.16	NFL Player Contract dated as of June 7, 2012, by and between Michael Brockers and The St. Louis Rams LLC	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.20	January 16, 2015
10.17+	Change in Control Severance Agreement, dated August 19, 2014, by and between Fantex Holdings, Inc. and William Garvey	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.21	January 16, 2015
10.18+	Letter Agreement, dated June 19, 2013, by and between Fantex Holdings, Inc., Fantex, Inc. and Bill Garvey	Registration Statement on Form S‑1, as amended (File No. 333‑198986) as Exhibit 10.22	January 16, 2015
10.19	Brand Agreement effective as of March 26, 2015, by and between Jack Mewhort and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑201677) as Exhibit 10.23	April 8, 2015
10.20	NFL Player Contract dated as of May 16, 2014 by and between Jack Mewhort and the Indianapolis Colts, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑201677) as Exhibit 10.24	April 8, 2015
10.21	Brand Agreement effective as of March 26, 2015, by and between Kendall Wright and Fantex, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑201677) as Exhibit 10.25	April 8, 2015
10.22	NFL Player Contract dated as of August 1, 2012 by and between Kendall Wright and Tennessee Football, Inc.	Registration Statement on Form S‑1, as amended (File No. 333‑201677) as Exhibit 10.26	April 8, 2015
10.23	Brand Agreement effective as of September 23, 2015, by and between Ryan Shazier and Fantex, Inc.	Quarterly Report on Form 10-Q for the period ended September 30, 2015 as Exhibit 10.3	November 13, 2015
10.24	NFL Player Contract, dated as of June 5, 2014, by and between Ryan Shazier and Pittsburgh Steelers Sports, Inc.	Registration Statement on Form S‑1, (File No. 333‑208184) as Exhibit 10.24	November 24, 2015
10.25	Brand Agreement effective as of September 17, 2015, by and between Terrance Williams and Fantex, Inc.	Quarterly Report on Form 10-Q for the period ended September 30, 2015 as Exhibit 10.2	November 13, 2015
10.26	NFL Player Contract, dated as of June 19, 2013, by and between Terrance Williams and Dallas Cowboys Football Club, Ltd.	Registration Statement on Form S‑1, (File No. 333‑208184) as Exhibit 10.26	November 24, 2015
10.27	Brand Agreement effective as of September 10, 2015, by and between Andrew Heaney and Fantex, Inc.	Quarterly Report on Form 10-Q for the period ended September 30, 2015 as Exhibit 10.1	November 13, 2015

10.28	Major League Uniform Player’s Contract, dated as of February 26, 2015, by and between Andrew M Heaney and Angels Baseball LP	Registration Statement on Form S‑1, (File No. 333‑208184) as Exhibit 10.28	November 24, 2015
10.29	Brand Agreement effective as of December 21, 2015, by and between Scott Langley and Fantex, Inc.
10.30	Promissory Note dated February 12, 2016, by and between Fantex, Inc. and Fantex Holdings, Inc.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+      Indicates a management contract or compensatory plan.

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

Fantex, Inc.

March 10, 2016	By:	/s/ Cornell “Buck” French

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

Signature	Title

/s/ Cornell “Buck” French	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2016
Cornell “Buck” French

/s/ David Mullin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2016
David Mullin

/s/ David Beirne	Director	March 10, 2016
David Beirne

/s/ John Costello	Director	March 10, 2016
John Costello

/s/ C. William Hosler	Director	March 10, 2016
C. William Hosler

/s/ Ronald Machtley	Director	March 10, 2016
Ronald Machtley

/s/ Shahan Soghikian	Director	March 10, 2016
Shahan Soghikian

/s/ Terdema Ussery	Director	March 10, 2016
Terdema Ussery