Form 10-Q
period 2016-03-31
Fantex, Inc.
filed 2016-05-16
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at May 16, 2016
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$1,745,058	$1,741,678
Receivable from Contract Parties	560,649	254,919
Prepaid Assets	315,000	—
Total Current Assets	2,620,707	1,996,597
Investment in Brand Contracts, at Fair Value	21,382,076	17,758,372
Other Investments, at Cost	110,800	110,800
Total Assets	$24,113,583	$19,865,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Promissory Note Due to Parent	$3,300,000	$—
Accrued Interest on Promissory Note Due to Parent	35,200	—
Management Fee Due to Parent	20,625	52,988
Total Current and Total Liabilities	3,355,825	52,988
Commitments and Contingencies
Contributed Capital
Platform Common Stock, $0.0001 par value (authorized 1,500,000,000 shares, 100,000,000 issued and outstanding)	10,000	10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	84
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	36
Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value (authorized 268,100 shares, 268,100 issued and outstanding)	27	27
Additional Paid-in-Capital	38,840,992	37,350,007
Accumulated Deficit	(18,093,491)	(17,547,483)
Total Stockholders' Equity	20,757,758	19,812,781
Total Liabilities and Stockholders' Equity	$24,113,583	$19,865,769

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Income from Brand Contracts	$1,001,940	$1,537,275
Operating Expenses:
Personnel Costs	418,549	357,612
Professional Services	810,246	660,543
General and Administrative, Exclusive of Personnel Costs	283,953	205,492
Total Operating Expenses	1,512,748	1,223,647
Interest Expense	35,200	—
Net Income (Loss) Before Income Taxes	(546,008)	313,628
Income Taxes	—	—
Net Income (Loss)	$(546,008)	$313,628

Net Income (Loss) Attributable to:
Platform Common stock	$(1,385,215)	$(1,125,422)
Fantex Series Vernon Davis Convertible Tracking Stock	(108,729)	121,475
Fantex Series EJ Manuel Convertible Tracking Stock	22,423	68,717
Fantex Series Mohamed Sanu Convertible Tracking Stock	430,702	87,092
Fantex Series Alshon Jeffery Convertible Tracking Stock	264,778	1,161,766
Fantex Series Michael Brockers Convertible Tracking Stock	105,066	—
Fantex Series Jack Mewhort Convertible Tracking Stock	124,967	—
Net Income (Loss)	$(546,008)	$313,628

Net Income (Loss) Per Share Attributable to:
Platform Common Stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$(0.26)	$0.29
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$0.04	$0.13
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$2.62	$0.53
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$0.32	$1.39
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$0.29	$—
Fantex Series Jack Mewhort Convertible Tracking Stock
Basic and Diluted (weighted average shares — 268,100)	$0.47	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform Common		Tracking		Additional		Total
	Stock		Stocks		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contributions from Parent	—	—	—	—	1,167,491	—	1,167,491
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Net Income	—	—	—	—	—	313,628	313,628
Balance at March 31, 2015	100,000,000	$10,000	1,944,900	$194	$28,577,751	$(10,987,511)	$17,600,434
Contributions from Parent	—	—	—	—	2,811,279	—	2,811,279
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Proceeds from offering of Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	268,100	27	2,520,113	—	2,520,140
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Loss	—	—	—	—	—	(6,316,562)	(6,316,562)
Balance at December 31, 2015	100,000,000	$10,000	2,575,200	$257	$37,350,007	$(17,547,483)	$19,812,781
Contributions from Parent	—	—	—	—	1,490,985	—	1,490,985
Net Loss	—	—	—	—	—	(546,008)	(546,008)
Balance at March 31, 2016	100,000,000	$10,000	2,575,200	$257	$38,840,992	$(18,093,491)	$20,757,758

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net Income (Loss)	$(546,008)	$313,628
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from Brand Contracts	(1,001,940)	(1,537,275)
Expenses Contributed From Parent	1,490,985	1,167,491
Interest Expense on Promissory Note Due to Parent	35,200	—
Changes in:
Prepaid Assets	(315,000)	44,278
Management Fee Due to Parent	(32,363)	26,031
Purchase of Brand Contracts	(3,340,000)	(7,940,000)
Cash Receipts from Brand Contracts	412,506	204,516
Net cash used in operating activities	$(3,296,620)	$(7,721,331)
Investing Activities:
Purchase of Other Investments	—	(110,800)
Net cash used in investing activities	$—	$(110,800)
Financing Activities:
Proceeds From Promissory Note Due to Parent	3,300,000	—
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	—	7,940,100
Net cash provided from financing activities	$3,300,000	$7,940,100
Net Cash Increase for Period	3,380	107,969
Cash and Cash Equivalents at Beginning of Period	1,741,678	929,440
Cash and Cash Equivalents at End of Period	$1,745,058	$1,037,409
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$1,490,985	$1,167,491

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex has substantially relied on the Parent to date to conduct its operations.

Fantex is a company whose focus is on acquiring minority interests in the future income of professional athletes (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”) and assisting such individuals in growing these income streams. The business operates in a single segment and focuses its business on three core areas:

•	targeting, evaluating and accessing athletes with the potential to generate significant income (which is referred to as “brand income”);

•	acquiring minority interests in such brand income (which is referred to as “Acquired Brand Income” or “ABI”); and

•	assisting athletes who have entered into brand contracts with the Company to increase the potential value of their future brand income, primarily through mentoring and network/audience development.

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

All expenses except for the management fee incurred for the three months ended March 31, 2016 and 2015 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

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

•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:

•	the Company has limited experience managing brand contracts and limited historical performance data about its brand contracts;

•	the Company does not have any rights to require the Contract Party to take any actions to attract, maintain or otherwise generate brand income;

•

brand income may decrease due to factors outside the control of the Contract Party, such as a decline in relative performance, injury, illness, medical condition or death of the Contract Party, or due to other factors such as public scandal or other reputational harm to the Contract Party;

•	the valuation of the Company’s brand contracts and expected ABI requires the Company to make material assumptions that may ultimately prove to be incorrect;

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

•

The Company has two promissory notes from its Parent as more fully described in Note 7, Promissory Note Due to Parent and in Note 10, Subsequent Events. As of May 16, 2016, these notes total $12,300,000. The promissory note matures on the earlier of five days following the successful offering of a security linked to the Andrew Heaney brand contract or August 12, 2016 and the Secured Note matures July 27, 2016. These notes are secured solely by the Andrew Heaney, Ryan Shazier, Terrance Williams and Kendall Wright brand contracts, and the Company has the ability to satisfy the notes without paying any cash by assigning its rights to those four brand contracts. The Company currently intends to repay these notes from the proceeds of a securities offering that is linked, in part, to these four brand contracts or renegotiate the terms of the notes. If the Company is unsuccessful in those efforts, the Company intends to assign the four brand contracts to its Parent prior to the notes' maturity dates to satisfy the Company's obligations under the notes.

•

The Company's ability to continue to enter into future brand contracts depends, to a significant degree, on the Company's ability to successfully complete a securities offering, the proceeds of which are sufficient to repay the two promissory notes discussed above and to pay the purchase price of the Company's existing unconsummated brand contracts. There can be no assurance that this financing will be available on terms acceptable to the Company, or at all. The Company is working with its advisers on the most appropriate way to structure and undertake a securities offering to achieve these results. If the Company is unsuccessful in completing such a securities offering, the Company may have to limit the scope of its operations. In such case, the Company’s operations would be limited to the servicing and maintenance of its current portfolio of brand contracts. Management has evaluated the ability of the Company to continue as a going concern under these conditions by analyzing cash inflow from brand contracts and expense projections. The Company believes it can continue as a going concern for at least the next 12 months based on those projections.

•	The Company is dependent on the continued ability of the Parent to support operations until such time as the Company is capable of supporting its own operations.

Recent Accounting Pronouncements—  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern

(Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for the annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-15 on the financial statements. Upon adoption, this standard may affect disclosures but does not affect the Company’s balance sheet, statement of operations, or statement of cash flows.

Basis of Presentation—  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the entire year. In the opinion of management, all adjustments necessary for a fair presentation of Fantex’s condensed financial statements have been included and are of a normal recurring nature.

Use of Estimates—  The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. On an ongoing basis, management will evaluate these estimates, including those related to fair values of brand contracts, income taxes, and contingent liabilities, among others. Estimates will be based on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ materially from these estimates.

2. TRACKING STOCKS

As of March 31, 2016, the Company had the following tracking stocks outstanding:

Contract Party	Effective Date of Brand Contract	Tracking Stock Related to the Brand Contract
Vernon Davis	October 30, 2013	Fantex Series Vernon Davis
EJ Manuel	February 14, 2014	Fantex Series EJ Manuel
Mohamed Sanu	May 14, 2014	Fantex Series Mohamed Sanu
Alshon Jeffery	September 18, 2014	Fantex Series Alshon Jeffery
Michael Brockers	January 9, 2015	Fantex Series Michael Brockers
Jack Mewhort	March 26, 2015	Fantex Series Jack Mewhort

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

The Company incurred management fee expenses pursuant to the management agreement of $20,625 and $10,225 for the three months ended March 31, 2016 and 2015, respectively. The management fee is included in the total expenses of $1,547,948 and $1,223,647 for the three months ended March 31, 2016 and 2015, respectively. The management fee represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except the management fee expense incurred for the three months ended March 31, 2016 and 2015) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended March 31, 2016 and 2015, the Parent incurred and allocated to the Company $1,490,985 and $1,167,491, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three months ended March 31, 2016 and 2015.

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

The Company was allocated from the Parent $6,026 and $6,203 of stock compensation for the three months ended March 31, 2016 and 2015, respectively. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

	Three Months Ended March 31,
	2016		2015
Expected Term:	6.02	years	6.02	years
Risk Free Rate:	1.75%		1.75%
Weighted Average Volatility:	65.50%		65.50%
Expected Forfeiture Rate:	15.00%		35.00%
Expected Dividend Rate:	0%		0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of March 31, 2016 there are 32,580 shares and $31,675 of compensation expense to be expensed over the remaining 1.3-year vesting period.

Certain offering expenses have been paid by the Parent relating to securities offerings, and those costs will remain the liability of the Parent. The Parent will not seek to recapture these expenses from the Company. The following table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 until March 31, 2016 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

		Parent's Purchase		Directors' Purchase
Tracking Stock	Shares	Shares	Amount	Shares(1)	Amount
Fantex Series Vernon Davis	421,100	102,454	$1,024,540	—	$—
Fantex Series EJ Manuel	523,700	250,000	$2,500,000	27,934	$279,340
Fantex Series Mohamed Sanu	164,300	78,000	$780,000	10,365	$103,650
Fantex Series Alshon Jeffery	835,800	400,000	$4,000,000	203,994	$2,039,940
Fantex Series Michael Brockers	362,200	162,993	$1,629,930	92,900	$929,000
Fantex Series Jack Mewhort	268,100	124,014	$1,240,140	69,520	$695,200

(1)

Includes 34,414 shares of Fantex Series Alshon Jeffery, 18,000 shares of Fantex Series Michael Brockers and 13,400 shares of Fantex Series Jack Mewhort owned by Lily Beirne, the spouse of David Beirne, the Chairman of our Parent’s Board of Directors.

4. INVESTMENT IN BRAND CONTRACTS, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of March 31, 2016, the Company’s brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the

Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

As of March 31, 2016 the Company had seven brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at March 31, 2016 and 2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of March 31, 2016 and 2015, the Company used discount rates ranging from 4.5% to 20.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

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

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $21,382,076 as of March 31, 2016.

The following tables present additional data about our Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result, unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance March 31, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(85,884)	$24,414	$(123,097)	$(11,701)	$840,489
EJ Manuel Brand Contract	950,303	—	(7,134)	(1,370)	29,682	(1,199)	970,282
Mohamed Sanu Brand Contract	1,750,146	—	(11,371)	509,559	(52,931)	(508,155)	1,687,248
Alshon Jeffery Brand Contract	7,789,801	—	(7,342)	(3,998)	296,214	(11,445)	8,063,230
Michael Brockers Brand Contract	3,138,539	—	(9,032)	5,780	107,998	(7,654)	3,235,631
Jack Mewhort Brand Contract	3,092,826	—	(3,426)	19,264	113,556	(20,434)	3,201,786
Andrew Heaney Brand Contract	—	3,340,000	(33,459)	5,167	71,702	—	3,383,410
Total Brand Contracts	$17,758,372	$3,340,000	$(157,648)	$558,816	$443,124	$(560,588)	$21,382,076

	Three Months Ended March 31, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance March 31, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(16,609)	$58,987	$74,024	$(57,029)	$2,685,705
EJ Manuel Brand Contract	2,582,389	—	(2,628)	(2,202)	75,871	—	2,653,430
Mohamed Sanu Brand Contract	2,012,461	—	(2,365)	23,146	71,071	(21,992)	2,082,321
Alshon Jeffery Brand Contract	—	7,940,000	(122,427)	2,905	1,233,473	(14,505)	9,039,446
Total Brand Contracts	$7,221,182	$7,940,000	$(144,029)	$82,836	$1,454,439	$(93,526)	$16,460,902

The Company recognizes gains and losses under the following circumstances:

•	Realized gains result from the collection of cash in the current period.
•	Realized losses result from cash that was previously expected to be received that is no longer expected to be received.
•	Unrealized gains are primarily a result of the passage of time bringing future cash flows closer to the present or a result of increases in the estimated amount of future cash flows.
•	Unrealized losses are primarily a result of changes in the timing of estimated cash flows from one period to a subsequent period or decreases in the estimated amounts of future cash flows.

Balances in the “Receivable from Contract Party” column represent amounts paid to the Contract Party but which have not yet been remitted to the Company under the applicable brand contract. Such amounts are shown on the Condensed Balance Sheets and in the table above as “Receivable from Contract Parties”. Once collected by the Company, these amounts are shown in the “Payments on Brand Contracts” column in the tables above.

On February 12, 2016, the Company paid $3,340,000 (less $167,000 held in escrow until six consecutive months of payment of brand amounts have been timely delivered to the Company) as consideration for brand income as defined under the Andrew Heaney Brand Contract. Andrew Heaney paid to the Company $33,459 due under the terms of the Andrew Heaney Brand Contract for the period from January 1, 2015 through February 12, 2016.

On March 19, 2015, the Company paid $7,940,000 as consideration for brand income as defined under the Alshon Jeffery Brand Contract.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, and comparable NFL and MLB contract values. The following table summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on Brand Contract Fair Value	Decrease In:	Effect on Brand Contract Fair Value	Range of Inputs	Weighted Average of Inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 20%	14.4%
Career Length	Increase	Career Length	Decrease	4 - 19 years	9.9	years
Comparable Player Contracts	Increase	Comparable Player Contracts	Decrease	$0.4 million - $97.6 million	$ 14.1	million

5. INCOME TAXES

For the three months ended March 31, 2016 and 2015, no income tax expense or benefit was recognized.

Deferred tax assets consisted of the following:

	March 31, 2016	December 31, 2015
Deferred tax assets:
Net unrealized loss on investment in brand contracts	$427,000	678,000
Net operating loss carryforward	6,810,000	$6,320,000
Valuation allowance	(7,237,000)	(6,998,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $7,237,000 and $6,998,000 against the deferred tax asset as of March 31, 2016 and December 31, 2015, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of March 31, 2016 the Company has federal and state income tax net operating loss carryforwards of $5,535,000 and $1,275,000, respectively, which will expire at various dates from 2032 through 2036. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	1,182,000
2034	1,767,000
2035	2,911,000
2036	490,000
Total	$6,810,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of March 31, 2016 or December 31, 2015. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At March 31, 2016 and December 31, 2015, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

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

As of March 31, 2016, the Company's capital structure consists of seven series of common stocks as listed on the Company’s Condensed Balance Sheets in this Quarterly Report on Form 10-Q.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. See Note 2 for additional discussion of tracking stocks.

The following tables show the calculation of net income (loss) for the platform common stock and the six tracking stocks for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31, 2016
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$123,122	1,526,342	(18,005)	$1,508,337	$(1,385,215)
Fantex Series Vernon Davis Convertible Tracking Stock	(93,748)	8,171	6,810	14,981	(108,729)
Fantex Series EJ Manuel Convertible Tracking Stock	26,896	2,440	2,033	4,473	22,423
Fantex Series Mohamed Sanu Convertible Tracking Stock	433,796	1,687	1,407	3,094	430,702
Fantex Series Alshon Jeffery Convertible Tracking Stock	277,605	6,997	5,830	12,827	264,778
Fantex Series Michael Brockers Convertible Tracking Stock	108,089	1,649	1,374	3,023	105,066
Fantex Series Jack Mewhort Convertible Tracking Stock	126,180	662	551	1,213	124,967
Total	$1,001,940	$1,547,948	$—	$1,547,948	$(546,008)

	For the Three Months Ended March 31, 2015
		Attributed Operating Expenses
	Attributed Income from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$76,863	$1,211,999	$(9,714)	$1,202,285	$(1,125,422)
Fantex Series Vernon Davis Convertible Tracking Stock	126,361	2,665	2,221	4,886	121,475
Fantex Series EJ Manuel Convertible Tracking Stock	69,986	692	577	1,269	68,717
Fantex Series Mohamed Sanu Convertible Tracking Stock	89,506	1,313	1,101	2,414	87,092
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,174,559	6,978	5,815	12,793	1,161,766
Total	$1,537,275	$1,223,647	$—	$1,223,647	$313,628

(1)

In accordance with the Company's management and attribution policies, 5% of the income from each brand contract is attributed to the Platform Common Stock with the remaining 95% attributed to the associated tracking stock.

(2)	Pursuant to the Company’s management agreement with its Parent, the management fee is calculated as 5% of the cash receipts from the brand contracts during the relevant periods.

During the three months ended March 31, 2016 and 2015, the Company collected cash pursuant to the brand contracts and attributed the management fee as follows:

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$143,353	$6,810	$358	$7,168
EJ Manuel Brand Contract	42,803	2,033	107	2,140
Mohamed Sanu Brand Contract	29,612	1,407	74	1,481
Alshon Jeffery Brand Contract	122,748	5,830	307	6,137
Michael Brockers Brand Contract	28,926	1,374	72	1,446
Jack Mewhort Brand Contract	11,605	551	29	580
Andrew Heaney Brand Contract	33,459	—	1,673	1,673
Three Months Ended March 31, 2016	$412,506	$18,005	$2,620	$20,625

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$46,755	$2,221	$117	$2,338
EJ Manuel Brand Contract	12,145	577	30	607
Mohamed Sanu Brand Contract	23,189	1,101	58	1,159
Alshon Jeffery Brand Contract	122,427	5,815	306	6,121
Three Months Ended March 31, 2015	$204,516	$9,714	$511	$10,225

The total management fee is included in the direct expenses of the Platform Common Stock.

7. PROMISSORY NOTE DUE TO PARENT

On February 12, 2016, the Company borrowed $3,300,000 from its Parent under a promissory note bearing interest at 8% per annum. The Company used the proceeds of this note to consummate the Andrew Heaney brand contract. On April 28, 2016, the Company and the Parent amended the promissory note to clarify that the only recourse under the promissory note is to the Andrew Heaney brand contract. This note matures on the earlier of five days following the successful offering of a security linked to the Andrew Heaney brand contract or August 12, 2016. The accrued interest of $35,200 for the three months ended March 31, 2016 pursuant to this note is included as Accrued Interest on Promissory Note Due to Parent on the Condensed Balance Sheets and as Interest Expense on the Condensed Statements of Operations.

8. STOCKHOLDERS’ EQUITY

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

9. COMMITMENTS AND CONTINGENCIES

The Company entered into brand contracts with the Contract Parties listed in the table below. As of March 31, 2016, these brand contracts were unconsummated. As consideration for the ABI under each of the below brand contracts, Fantex will pay the Contract Party the purchase price of the brand contract contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to the Contract Party under the brand contract once this payment is made, if at all, other than certain obligations to indemnify the Contract Party. The Company has evaluated the impact of these indemnity obligations on its financial statements and determined that they are not material. According to the terms of each such Contract Party’s brand contract, the Contract Party is not obligated to make payments to Fantex until the upfront payment is made by Fantex to the Contract Party. Therefore, as of March 31, 2016, there is no amount due from any of the Contract Parties listed in the table below. The Company’s right to ABI under each brand contract listed in the table below is contingent upon the Company’s payment of the purchase price with respect to such brand contract.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to Company	Purchase Price for the Brand Contract (in millions)
Kendall Wright(1)	Professional Football Player	March 26, 2015	December 1, 2014	10%	$3.13
Terrance Williams(1)	Professional Football Player	September 17, 2015	February 1, 2015	10%	$3.06
Ryan Shazier(1)	Professional Football Player	September 23, 2015	September 1, 2015	10%	$3.11
Scott Langley(2)	Professional Golfer	December 23, 2015	October 25, 2015	15%	$3.06
Tyler Duffey(2)	Professional Baseball Player	March 14, 2016	February 1, 2016	10%	$2.23

(1)

In February 2016, the Company and the Contract Party mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, the Company paid the Contract Party a non-refundable $100,000 advance which is included in Prepaid Assets on the Condensed Balance Sheets as of March 31, 2016. If the Company pays the Contract Party the purchase price of the brand contract, the Company may apply the $100,000 advance against such purchase price. See Note 10, Subsequent Events for discussion of the consummation of the Contract Party’s brand contract.

(2)

In April 2016, the Company paid the Contract Party 5% of the purchase price of the Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract, the Company will be entitled to 5% of the Contract Party’s ABI, but the Company will not collect payments from the Contract Party until the Company pays the remaining 95% of the purchase price or the Company fails to pay the remaining purchase price by the closing date.

10. SUBSEQUENT EVENTS

Withdrawal of Registered Offering

On April 27, 2016, the Company withdrew its Registration Statement on Form S-1 (File No. 333-208184) which was initially filed with the Securities and Exchange Commission on November 24, 2015.

Promissory Note Due to Parent

On April 28, 2016, the Company borrowed $9,000,000 from its Parent under a secured non-recourse promissory note (the “Secured Note”) bearing interest at 10% per annum. The Company used the proceeds of the Secured Note to consummate the Company’s brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. Under the terms of the Secured Note and the related security agreement, the Secured Note is secured solely by the Company’s right, title and interest in and to the Company’s brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. The Secured Note matures on July 27, 2016.

Consummation of Brand Contracts

On April 29, 2016, the Company consummated the brand contracts listed in the table below. The Company paid the purchase price of such brand contracts (less, in each case, a $100,000 advance previously paid and less 5% of the purchase price held in escrow until six consecutive months of payment of brand amounts have been timely delivered to the Company) as consideration for brand income as defined under the Contract Party’s brand contract. The Contract Parties paid to the Company the amounts shown in the following table due under the terms of the Contract Parties’ brand contracts for the period from the ABI effective date through March 31, 2016.

Contract Party	Purchase Price of the Brand Contract	ABI Effective Date	ABI Paid to the Company
Kendall Wright	$3,125,000	December 1, 2014	$177,002
Terrance Williams	$3,060,000	February 1, 2015	$84,079
Ryan Shazier	$3,110,000	September 1, 2015	$97,782

New Brand Contracts

In April 2016, the Company signed brand contracts with each Contract Party listed in the table below. Except as otherwise indicated in the table, the Company paid each such Contract Party 5% of the purchase price of that Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract with each such Contract Party, the Company will be entitled to 5% of the Contract Party’s ABI, but the Company will not collect payments from the Contract Party until the Company pays the remaining 95% of the purchase price or the Company fails to pay the remaining purchase price by the closing date. The Company funded those advance payments through cash contributions to capital from the Parent.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to the Company	Purchase Price for the Brand Contract (in millions)
Collin McHugh	Professional Baseball Player	April 1, 2016	April 1, 2016	10%	$3.96
Jonathan Schoop	Professional Baseball Player	April 1, 2016	January 1, 2016	10%	$4.91
Kelly Kraft	Professional Golfer	April 1, 2016	March 1, 2016	15%	$2.28
Yangervis Solarte	Professional Baseball Player	April 18, 2016	April 1, 2016	11%	$3.15
Jack Maguire(1)	Professional Golfer	April 18, 2016	March 1, 2016	11%	$2.07
Kyle Reifers(1)	Professional Golfer	April 18, 2016	April 1, 2016	15%	$1.74
Maikel Franco	Professional Baseball Player	April 19, 2016	April 1, 2016	10%	$4.35
Allen Robinson	Professional Football Player	April 20, 2016	February 15, 2016	12%	$4.60

(1)	5% of the purchase price was not paid to the Contract Party.

Related Party Transaction

In April 2016, the Parent agreed to contribute capital of up to $2,000,000 to be used for paying 5% of the purchase prices of the brand contracts described above under “New Brand Contracts” upon the signing of such agreements. The Company has paid $1,427,166 to the Contract Parties as of the date of the filing of this Quarterly Report on Form 10-Q and the Company has $572,834 remaining under the funding commitment from the Parent for such future payments.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the use of words such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as incorporated herein. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

We are a company whose focus is on acquiring minority interests in the future income of professional athletes and assisting such individuals in growing these income streams. We focus our business on three core areas:

•	targeting, evaluating and accessing athletes with the potential to generate significant income (“brand income”);

•	acquiring minority interests in such brand income (“acquired brand income” or “ABI”); and

•	assisting athletes who have entered into brand contracts with us to increase the potential value of their future brand income, primarily through mentoring and network/audience development.

We were incorporated on September 14, 2012 in Delaware as a wholly-owned subsidiary of Fantex Holdings, our parent.  Fantex Holdings was incorporated in Delaware on April 9, 2012 and is headquartered in San Francisco, California. We are currently an early stage start up and have to date relied on our parent to conduct our operations through its employees.  To date, our operations have consisted of targeting, evaluating and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria.

As of March 31, 2016, we had brand contracts in effect with each of the following contract parties:

Contract Party	Primary Career	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)
Brand Contracts Consummated as of March 31, 2016
Vernon Davis	Professional Football Player - Tight End	October 30, 2013	10%	$4.00
EJ Manuel	Professional Football Player - Quarterback	February 14, 2014	10%	$4.98
Mohamed Sanu	Professional Football Player - Wide Receiver	May 14, 2014	10%	$1.56
Alshon Jeffery	Professional Football Player - Wide Receiver	September 7, 2014	13%	$7.94
Michael Brockers	Professional Football Player - Defensive Tackle	October 15, 2014	10%	$3.44
Jack Mewhort	Professional Football Player - Offensive Tackle	February 15, 2015	10%	$2.52
Andrew Heaney	Professional Baseball Player - Pitcher	January 1, 2015	10%	$3.34	(1)
Brand Contracts Unconsummated as of March 31, 2016
Kendall Wright	Professional Football Player - Wide Receiver	December 1, 2014	10%	$3.13
Terrance Williams	Professional Football Player - Wide Receiver	February 1, 2015	10%	$3.06
Ryan Shazier	Professional Football Player - Linebacker	September 1, 2015	10%	$3.11
Scott Langley	Professional Golfer	October 25, 2015	15%	$3.06
Tyler Duffey	Professional Baseball Player - Pitcher	February 1, 2016	10%	$2.23

(1)

On February 12, 2016, we used the proceeds from the promissory note discussed at Note 7, “Promissory Note Due to Parent” in the Notes to Condensed Financial Statements, to consummate the brand contract with Andrew Heaney.

We intend to enter into additional brand contracts in the future and we are actively pursuing these brand contracts. Any brand contracts that we enter into in the future with other parties, whom we refer to as contract parties, are also expected to be contingent upon obtaining financing to fund the acquisition of the interest in the brand income of the respective brands. Our ability to continue to enter into future brand contracts depends to a significant degree on our successful financing of the current unconsummated contracts.

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

Brand Contracts Signed and Consummated During the Three Months Ended March 31, 2016 and 2015

	Three Months Ended March 31,
	2016	2015
Brand Contracts signed(1)	1	3
Brand Contracts consummated(2)	1	1

(1)	See Note 2, “Tracking Stocks” in the Notes to Condensed Financial Statements, for a discussion of the brand contracts signed during the three months ended March 31, 2016 and 2015.

(2)

For discussion of the consummation of the Andrew Heaney brand contract during the three months ended March 31, 2016, see “Liquidity and Capital Resources” beginning on page 24. For a discussion of the completed initial public offering during the three months ended March 31, 2015, see Note 8, “Stockholders’ Equity” in the Notes to Condensed Financial Statements.

Results of Operations

Three months ended March 31, 2016 and 2015

Income (Loss) from Brand Contracts

The income generated from our brand contracts is based primarily on the change in fair market value of these contracts subsequent to their purchase. We account for our brand contracts at estimated fair market value, as more fully described in Note 4, “Investment In Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

During the three months ended March 31, 2016 and 2015, the change in fair value of our brand contract portfolio resulted in income of $1,001,940 and $1,537,275, respectively. This reflects an increase in the present value of the brand contracts as the cash flows are brought closer to the present, and to a lesser extent from net gains resulting from the receipt of cash payments due to us under those contracts.

The change in the fair value of our brand contracts for the three months ended March 31, 2016 is summarized as follows:

	Three Months Ended March 31, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance March 31, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(85,884)	$24,414	$(123,097)	$(11,701)	$840,489
EJ Manuel Brand Contract	950,303	—	(7,134)	(1,370)	29,682	(1,199)	970,282
Mohamed Sanu Brand Contract	1,750,146	—	(11,371)	509,559	(52,931)	(508,155)	1,687,248
Alshon Jeffery Brand Contract	7,789,801	—	(7,342)	(3,998)	296,214	(11,445)	8,063,230
Michael Brockers Brand Contract	3,138,539	—	(9,032)	5,780	107,998	(7,654)	3,235,631
Jack Mewhort Brand Contract	3,092,826	—	(3,426)	19,264	113,556	(20,434)	3,201,786
Andrew Heaney Brand Contract	—	3,340,000	(33,459)	5,167	71,702	—	3,383,410
Total Brand Contracts	$17,758,372	$3,340,000	$(157,648)	$558,816	$443,124	$(560,588)	$21,382,076

Each of our contracts performed generally as anticipated in the three months ended March 31, 2016.

On March 10, 2016, as a free agent, Mohamed Sanu signed a new, five-year NFL player contract with the Atlanta Falcons. During the three months ended March 31, 2016, the decrease in fair value of Mohamed Sanu's brand contract from the new player contract was approximately $0.1 million after recording the effects of the receivable and gain from the ABI associated with the $5.0 million portion of the $7.0 million signing bonus. The receivable from the $5.0 million signing bonus is recorded as a Receivable from Contract Parties on the Condensed Balance Sheets as of March 31, 2016.

On March 31, 2016, as a free agent, Vernon Davis signed a new, one-year NFL player contract with the Washington Redskins.  The effect of this new contract was to decrease the fair value of the Vernon Davis brand contract by approximately $0.1 million.

On February 26, 2016, the Chicago Bears placed a non-exclusive franchise player tag on Alshon Jeffery which prevents him from becoming an unrestricted free agent for the 2016 NFL season and will pay him a guaranteed salary for the 2016 NFL season of $14.6 million. Alshon Jeffery may still negotiate a long-term contract until July 15, 2016.  In our fair value assessment as of March 31, 2016, we assumed that Alshon Jeffery will negotiate a long-term contract before July 15, 2016. As a result, the franchise player tag did not result in a material change to the fair value of the Alshon Jeffery brand contract.

The change in the fair value of our brand contracts for the three months ended March 31, 2015 is summarized as follows:

	Three Months Ended March 31, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance March 31, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(16,609)	$58,987	$74,024	$(57,029)	$2,685,705
EJ Manuel Brand Contract	2,582,389	—	(2,628)	(2,202)	75,871	—	2,653,430
Mohamed Sanu Brand Contract	2,012,461	—	(2,365)	23,146	71,071	(21,992)	2,082,321
Alshon Jeffery Brand Contract	—	7,940,000	(122,427)	2,905	1,233,473	(14,505)	9,039,446
Total Brand Contracts	$7,221,182	$7,940,000	$(144,029)	$82,836	$1,454,439	$(93,526)	$16,460,902

All of our contracts performed generally as anticipated in the three months ended March 31, 2015.

For additional information on how we estimated fair values of our brand contracts, see Note 4, “Investment in Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Operating Expenses

The operating expenses for the three months ended March 31, 2016 and 2015 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Comparison of Operating Expenses for three months ended March 31, 2016 and 2015

	Three Months Ended March 31,		Increase (Decrease)
	2016	2015	$	%
Personnel Costs	418,549	357,612	60,937	17.0
Professional Services	810,246	660,543	149,703	22.7
General and administrative, exclusive of personnel costs	283,953	205,492	78,461	38.2

We currently have no employees, but are being supported by personnel employed by our Parent. The increase in personnel costs during the three months ended March 31, 2016 reflects an additional 1.0 FTE employee being allocated to us by our Parent and an increase in the salary of our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements with our Parent in the three months ended March 31, 2016 compared to the same period of 2015. Our FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The increase in professional services during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was the result of increased audit, legal, consulting and printing costs partially offset by lower brand marketing costs. We believe that our overall professional services-related spending will increase over time as we grow our athlete brand pipeline and continue to build our regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. The increase in general and administrative expenses during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, is primarily due to higher facilities, insurance and travel-related costs.   We believe that as we expand our operations these costs will continue to increase.

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. For the three months ended March 31, 2016 and 2015, we incurred fees from our Parent of $20,625 and $10,225, respectively, representing 5% of the cash receipts from our brand contracts. Future fees from our Parent will be dependent upon the cash received from our brand contracts.

Interest Expense

On February 12, 2016, we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum, the proceeds of which were used to consummate the Andrew Heaney brand contract. On April 28, 2016, the note was amended to be a secured non-recourse promissory note. This amended note matures on August 12, 2016. The accrued interest was $35,200 for the three months ended March 31, 2016.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources.

On February 12, 2016, we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum. We used the proceeds of this note to consummate the Andrew Heaney brand contract. On April 28, 2016, we and our Parent amended the promissory note to clarify that the only recourse under the promissory note is to the Andrew Heaney Brand Contract. This note matures on the earlier of five days following the successful offering of a security linked to the Andrew Heaney brand contract or August 12, 2016. On February 12, 2016, we paid the $3,340,000 purchase price (less $167,000 held in escrow until six months of payment of brand amounts have been timely delivered to us) as consideration for brand income as defined under the Andrew Heaney Brand Contract. Andrew Heaney paid to us $33,459 due under the terms of the Andrew Heaney Brand Contract for the period from January 1, 2015 through February 12, 2016.

On April 28, 2016, we borrowed $9,000,000 from our Parent under a secured non-recourse promissory note (the “Secured Note”) bearing interest at 10% per annum. We used the proceeds of the Secured Note to consummate our brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier.  Under the terms of the Secured Note and the related security agreement, the Secured Note is secured solely by our right, title and interest in and to our brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. The Secured Note matures on July 27, 2016.

If we are unable to obtain sufficient financing through the proceeds of a securities offering that is linked, in part, to the Andrew Heaney, Ryan Shazier, Terrance Williams and Kendall Wright brand contracts or renegotiate the terms of the notes, we intend to assign the four brand contracts to our Parent prior to the notes’ maturity dates to satisfy our obligations under the notes. This would curtail our ability to grow the existing brand contract portfolio beyond the current levels and limit our operations to maintenance and servicing of the current portfolio.

On April 29, 2016, we consummated the brand contracts listed in the table below. We paid the purchase price of such brand contracts (less, in each case, a $100,000 advance previously paid and less 5% of the purchase price held in escrow until six consecutive months of payment of brand amounts have been timely delivered to us) as consideration for brand income as defined under the Contract Party’s brand contract. The Contract Parties paid to us the amounts shown in the following table due under the terms of the Contract Parties’ brand contracts for the period from the ABI effective date through March 31, 2016.

Contract Party	Purchase Price of the Brand Contract	ABI Effective Date	ABI Paid to Us
Kendall Wright	$3,125,000	December 1, 2014	$177,002
Terrance Williams	$3,060,000	February 1, 2015	$84,079
Ryan Shazier	$3,110,000	September 1, 2015	$97,782

In April 2016, we signed brand contracts with each Contract Party listed in the table below. Except as otherwise indicated in the table, we paid each such Contract Party, as well as unconsummated brand contracts as of March 31, 2016 for Scott Langley and Tyler Duffey, 5% of the purchase price of that Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract with each such Contract Party, we will be entitled to 5% of the Contract Party’s ABI, but we will not collect payments from the Contract Party until we pay the remaining 95% of the purchase price or we fail to pay the remaining purchase price by the closing date. We funded those advance payments through cash contributions to capital from the Parent.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)
Collin McHugh	Professional Baseball Player	April 1, 2016	April 1, 2016	10%	$3.96
Jonathan Schoop	Professional Baseball Player	April 1, 2016	January 1, 2016	10%	$4.91
Kelly Kraft	Professional Golfer	April 1, 2016	March 1, 2016	15%	$2.28
Yangervis Solarte	Professional Baseball Player	April 18, 2016	April 1, 2016	11%	$3.15
Jack Maguire(1)	Professional Golfer	April 18, 2016	March 1, 2016	11%	$2.07
Kyle Reifers(1)	Professional Golfer	April 18, 2016	April 1, 2016	15%	$1.74
Maikel Franco	Professional Baseball Player	April 19, 2016	April 1, 2016	10%	$4.35
Allen Robinson	Professional Football Player	April 20, 2016	February 15, 2016	12%	$4.60

(1)	5% of the purchase price was not paid to the Contract Party.

During the three months ended March 31, 2015, we completed the initial public offering to consummate the Alshon Jeffery brand contract and collected ABI from Alshon Jeffery and our other consummated brand contracts. We raised $7.94 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to Alshon Jeffery to consummate the Alshon Jeffery brand contract.

During the three months ended March 31, 2016 and 2015, we collected $412,506 and $204,516, respectively, from our brand contracts representing our interest in brand income generated by the contracts.

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

During the three months ended March 31, 2015, we exercised our co-investment right under the terms of the brand contract with Vernon Davis in connection with Vernon Davis’s purchase of Jamba Juice franchises. Mr.

Davis was offered this opportunity in connection with an expanded endorsement relationship. We paid $110,800 for a 10% ownership interest in the franchises and per our attribution policy, will attribute 95% of the cash flows from this investment to Fantex Series Vernon Davis. There was no income recorded from this investment during the three months ended March 31, 2016 and 2015.

For the three months ended March 31, 2016 and 2015, our Parent contributed capital of $1,490,985 and $1,167,491, respectively. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

In April 2016, our Parent agreed to contribute capital of up to $2,000,000 to be used for paying 5% of the purchase price of the brand contracts, as described above, upon the signing of such agreements.  We have paid $1,427,166 to the Contract Parties as of the date of the filing of this Quarterly Report on Form 10-Q and we have $572,834 remaining under the funding commitment from the Parent for such future payments.

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

We are operating under a management agreement with our Parent, pursuant to which our Parent provides us with certain management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance.  We incurred management fees of $20,625 and $10,225 for the three months ended March 31, 2016 and 2015, respectively. The management fee represents a fee equal to 5% of the amount of gross cash received by us from our brand contracts and will vary based on the timing of cash collected from the contract party. The expense allocation from our Parent was reduced by the amount of the management fee for the three months ended March 31, 2016 and 2015.

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

Our ability to continue to enter into future brand contracts depends, to a significant degree, on our ability to successfully complete a securities offering, the proceeds of which are sufficient enough to repay the two promissory notes (discussed at Note 7, “Promissory Note Due to Parent” and Note 10, “Subsequent Events” in the Notes to Condensed Financial Statements) and to pay the purchase price of the Company's existing unconsummated brand contracts. There can be no assurance that this financing will be available on terms acceptable to us, or at all. We are working with our advisers on the most appropriate way to structure and undertake a securities offering to achieve these results. If we are unsuccessful in completing such a securities offering, we may have to limit the scope of our operations. In such case, our operations would be limited to the servicing and maintenance of our current portfolio of brand contracts. Management has evaluated our ability to continue as a going concern under these conditions by analyzing cash inflow from brand contracts and expense projections. We believe we can continue as a going concern for at least the next 12 months based on those projections.

Any brand contracts that we enter into in the future with other contract parties may require us to make substantial upfront payments to acquire the ABI under such brand contracts. We do not, in the absence of a related financing, expect to have the necessary funds that we would need to make any of these upfront payments under future brand contracts. Therefore, we expect that our future brand contracts will be contingent upon obtaining financing to fund the acquisition of the ABI in the respective brands. Until such time as our operations generate sufficient cash to meet the liquidity needs of our business, if ever, we expect to finance future cash needs through existing cash balances and reliance on our Parent.

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

We consider all of these factors to estimate brand income for use in a discounted cash flow model. These estimates include amounts based on existing contracts as well as our estimates of amounts to be received for anticipated future contracts. With respect to existing contracts, we consider that certain amounts are reasonably assured of realization, but that most earnings from existing contracts depend on continued satisfactory performance. To determine the amount of the purchase price of a brand contract and a current fair value, we apply discount rates to our estimates of earnings.

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

Brand Contract Values

In estimating the value of the brand contracts with all of our contract parties, we review (i) the existing playing contracts of our contract parties, (ii) the playing contracts for other players, retired or active who we believe are of similar caliber to the contract party and who have entered into contracts in a similar era, and are or were at similar stages in their career at which the contract party is expected to enter into additional player contracts. The values of such comparable playing contracts are adjusted for inflation to better predict the contract values of future playing contracts for our contract parties. In addition, we also review the existing endorsement contracts of our contract parties and make certain estimates with respect to future endorsement contracts that our contract parties may receive.

The following table shows the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through March 31, 2016.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance March 31, 2016
Category A
Player Contract	$1,140,098	$(2,442,430)	$108,685	$608,937	$2,396,036	$1,811,325
Endorsements	14,657	(268,185)	2,134	9,634	241,760	—
Category B
Player Contract	1,062,511	—	178,553	77,257	(299,707)	1,018,614
Endorsements	67,183	—	29,907	(36,165)	(60,925)	—
Category C
Player Contract	23,319,928	—	5,558,464	(8,501,547)	(2,651,307)	17,725,537
Endorsements	1,995,595	—	366,412	(1,659,039)	(189,307)	513,661
Post-Career	175,029	—	65,875	69,233	2,802	312,938
Total	$27,775,000	$(2,710,615)	$6,310,030	$(9,431,690)	$(560,649)	$21,382,076

See “Results of Operations – Three Months Ended March 31, 2016 and 2015” above for discussion of changes in the estimates of certain cash flows and changes in realized and unrealized gains and losses under our brand contracts.

For a detailed discussion of the change in fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

For additional information on how we estimated the fair values of our brand contracts, see Note 4, “Investment In Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

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

We have entered into brand contracts with the Contract Parties listed in the table below. As of March 31, 2016, these brand contracts were unconsummated. As consideration for the ABI under each of the below brand contracts, we will pay the Contract Party the purchase price of the brand contract contingent upon our ability to obtain financing for the purchase price. We will have no further financial obligations to the Contract Party under the brand contract once this payment is made, if at all, other than certain obligations to indemnity the Contract Party. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material. According to the terms of each such Contract Party’s brand contract, the Contract Party is not obligated to make payments to us until the upfront payment is made by us to the Contract Party. Therefore, as of March 31, 2016, there is no amount due from any of the Contract Parties listed in the table below. Our right to ABI under each brand contract listed in the table below is contingent upon our payment of the purchase price with respect to such brand contract.

Contract Party	Purchase Price for the Brand Contract (in millions)
Kendall Wright(1)	$3.13
Terrance Williams(1)	$3.06
Ryan Shazier(1)	$3.11
Scott Langley(2)	$3.06
Tyler Duffey(2)	$2.23

(1)

In February 2016, we and the Contract Party mutually agreed to extend to May 1, 2016, the date by which either party could terminate the brand contract. As consideration for such extension, we paid the Contract Party a non-refundable $100,000 advance. On April 29, 2016, we consummated the brand contract and applied the $100,000 advance against the purchase price. See Note 10, “Subsequent Events” in the Notes to Condensed Financial Statements, for discussion of the consummation of the Contract Party’s brand contract.

(2)

In April 2016, we paid the Contract Party 5% of the purchase price of the Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract, we will be entitled to 5% of the Contract Party’s ABI, but we will not collect payments from the Contract Party until we pay the remaining 95% of the purchase price or we fail to pay the remaining purchase price by the closing date.

Management Agreement

We have entered into a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We have agreed to pay 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to reduction in carrying value on our financial statements but will not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our Parent at the time and cost of those services.

The agreement had an initial term through December 31, 2014, and was automatically renewed for a one-year terms through December 31, 2016. It will continue to automatically renew for successive one-year terms each December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to Fantex Holdings. Fantex Holdings may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then Fantex Holdings will continue to perform such services for an additional period of 180 days.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1: Legal Proceedings

We may from time to time be involved in various legal proceedings of a character normally incident to the ordinary course of our business. We are not currently a party to any material litigation or other material legal proceedings.

ITEM 1A: Risk Factors

A smaller reporting company is not required to provide the information required by this item.

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

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

Fantex, Inc.

May 16, 2016	By:	/s/ David Mullin

Chief Financial Officer
(Principal Financial and Accounting Officer)