Form 10-Q
period 2016-06-30
Fantex, Inc.
filed 2016-08-15
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at August 12, 2016
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100
Common stock — Fantex Series Professional Sports Convertible Tracking Stock, $0.0001 par value	4,540,433

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$2,143,609	$1,741,678
Receivable from Contract Parties	104,014	254,919
Prepaid Assets	—	—
Total Current Assets	2,247,623	1,996,597
Investment in Brand Contracts, at Fair Value	33,838,744	17,758,372
Other Investments, at Cost	110,800	110,800
Total Assets	$36,197,167	$19,865,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Promissory Note Due to Parent	$12,300,000	$—
Accrued Interest on Promissory Note Due to Parent	259,433	—
Management Fee Due to Parent	66,670	52,988
Total Current and Total Liabilities	12,626,103	52,988
Commitments and Contingencies
Contributed Capital
Platform Common Stock, $0.0001 par value (authorized 1,500,000,000 shares, 100,000,000 issued and outstanding)	10,000	10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	84
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	36
Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value (authorized 268,100 shares, 268,100 issued and outstanding)	27	27
Additional Paid-in-Capital	40,525,302	37,350,007
Accumulated Deficit	(16,964,495)	(17,547,483)
Total Stockholders' Equity	23,571,064	19,812,781
Total Liabilities and Stockholders' Equity	$36,197,167	$19,865,769

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income (Loss) from Brand Contracts	$2,198,757	$(671,143)	$3,200,697	$866,132
Operating Expenses:
Personnel Costs	383,070	364,992	801,619	722,603
Professional Services	305,125	578,491	1,115,372	1,239,029
General and Administrative, Exclusive of Personnel Costs	157,483	163,601	441,435	369,094
Total Operating Expenses	845,678	1,107,084	2,358,426	2,330,726
Net Interest Expense	224,083	—	259,283	—
Net Income (Loss) Before Income Taxes	1,128,996	(1,778,227)	582,988	(1,464,594)
Income Taxes	—	—	—	—
Net Income (Loss)	$1,128,996	$(1,778,227)	$582,988	$(1,464,594)

Net Income (Loss) Attributable to:
Platform Common stock	$(146,008)	$(1,121,707)	$(1,531,224)	$(2,247,122)
Fantex Series Vernon Davis Convertible Tracking Stock	10,378	78,339	(98,351)	199,813
Fantex Series EJ Manuel Convertible Tracking Stock	30,168	73,517	52,592	142,234
Fantex Series Mohamed Sanu Convertible Tracking Stock	(15,058)	67,112	415,644	154,203
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,036,703	(1,486,379)	1,301,481	(324,613)
Fantex Series Michael Brockers Convertible Tracking Stock	104,211	610,891	209,277	610,891
Fantex Series Jack Mewhort Convertible Tracking Stock	108,602	—	233,569	—
Net Income (Loss)	$1,128,996	$(1,778,227)	$582,988	$(1,464,594)

Net Income (Loss) Per Share Attributable to:
Platform Common Stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.00)	$(0.01)	$(0.02)	$(0.02)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$0.02	$0.19	$(0.23)	$0.47
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$0.06	$0.14	$0.10	$0.27
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$(0.09)	$0.41	$2.53	$0.94
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$1.24	$(1.78)	$1.56	$(0.39)
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$0.29	$1.69	$0.58	$1.69
Fantex Series Jack Mewhort Convertible Tracking Stock
Basic and Diluted (weighted average shares — 268,100)	$0.41	$—	$0.87	$—

Cash Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock	$—	$0.50	$—	$0.50
Fantex Series Mohamed Sanu Convertible Tracking Stock	$—	$0.20	$—	$0.20

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform Common		Tracking		Additional		Total
	Stock		Stocks		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contributions from Parent	—	—	—	—	2,262,511	—	2,262,511
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Income	—	—	—	—	—	(1,464,594)	(1,464,594)
Balance at June 30, 2015	100,000,000	$10,000	2,307,100	$230	$33,113,635	$(13,009,143)	$20,114,722
Contributions from Parent	—	—	—	—	1,716,259	—	1,716,259
Proceeds from offering of Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	268,100	27	2,520,113	—	2,520,140
Net Loss	—	—	—	—	—	(4,538,340)	(4,538,340)
Balance at December 31, 2015	100,000,000	$10,000	2,575,200	$257	$37,350,007	$(17,547,483)	$19,812,781
Contributions from Parent	—	—	—	—	3,175,295	—	3,175,295
Net Income	—	—	—	—	—	582,988	582,988
Balance at June 30, 2016	100,000,000	$10,000	2,575,200	$257	$40,525,302	$(16,964,495)	$23,571,064

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net Income (Loss)	$582,988	$(1,464,594)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from Brand Contracts	(3,200,697)	(866,132)
Expenses Contributed From Parent	2,290,065	2,262,511
Interest Expense on Promissory Note Due to Parent	259,433	—
Changes in:
Prepaid Assets	—	44,278
Management Fee Due to Parent	13,682	(67,113)
Purchase of Brand Contracts	(14,062,166)	(11,380,000)
Cash Receipts from Brand Contracts	1,333,396	385,690
Net cash used in operating activities	$(12,783,299)	$(11,085,360)
Investing Activities:
Purchase of Other Investments	—	(110,800)
Net cash used in investing activities	$—	$(110,800)
Financing Activities:
Proceeds From Promissory Note Due to Parent	12,300,000	—
Contributed Capital	885,230	—
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	—	7,940,100
Proceeds from Fantex Series Michael Brockers Convertible Tracking Stock Offering (net of $181,100 underwriting fees)	—	3,440,900
Dividends Paid	—	(210,550)
Net cash provided from financing activities	$13,185,230	$11,170,450
Net Cash Increase for Period	401,931	(25,710)
Cash and Cash Equivalents at Beginning of Period	1,741,678	929,440
Cash and Cash Equivalents at End of Period	$2,143,609	$903,730
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$2,290,065	$2,262,511

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

The Company currently relies on the Parent for management and operational capabilities. The Company will continue to rely on the Parent to conduct its operations until such time as the Company’s income and cash flows are sufficient to finance operations.

The Company operates under a management agreement with the Parent, pursuant to which Parent provides Fantex with management and administrative services, including providing and compensating the Company’s executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. The Company will begin to assume direct management and administrative responsibilities at such time in the future as the actual cost of these services is less than the service fee to the Parent. See Note 3, “Related Party Transactions” for further discussion.

All expenses except for the management fee incurred for the three and six months ended June 30, 2016 and 2015 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties— The Company is an early stage company and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

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

Recent Accounting Pronouncements—  In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for the annual and interim periods thereafter. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-15 on the financial statements. Upon adoption, this standard may affect disclosures but would not affect the Company’s balance sheet, statement of operations, or statement of cash flows.

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

As of June 30, 2016, the Company had the following tracking stocks outstanding:

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

Under the terms of the management agreement as in effect during the period ended June 30, 2016, the Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then the Company would not owe any fee for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of its cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services. On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

The Company incurred management fee expenses pursuant to the management agreement of $46,046 and $9,058 for the three months ended June 30, 2016 and 2015, respectively, and $66,670 and $19,283 for the six months ended June 30, 2016 and 2015, respectively. The management fee is included in the total expenses of

$845,678 and $1,107,084 for the three months ended June 30, 2016 and 2015 and $2,358,426 and $2,330,726, for the six months ended June 30, 2016 and 2015, respectively. The management fee represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except the management fee expense incurred for the three and six months ended June 30, 2016 and 2015) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended June 30, 2016 and 2015, the Parent incurred and allocated to the Company $799,080 and $1,095,020, respectively, and $2,290,065 and $2,262,511 for the six months ended June 30, 2016 and 2015, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all of the amounts that were allocated by the Parent to the Company for the three and six months ended June 30, 2016 and 2015. Additionally, the Parent made cash contributions of $885,230 to capital for three and six months ended June 30, 2016.

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

The Company was allocated from the Parent $6,026 and $12,052 of stock compensation for the three and six months ended June 30, 2016, respectively, and $6,026 and $12,230, respectively, for the three and six months ended June 30, 2015. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

	Three and Six Months Ended June 30,
	2016		2015
Expected Term:	6.02	years	6.02	years
Risk Free Rate:	1.75%		1.75%
Weighted Average Volatility:	65.50%		65.50%
Expected Forfeiture Rate:	15.00%		35.00%
Expected Dividend Rate:	0%		0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of June 30, 2016 there are 26,352 shares and $25,482 of compensation expense to be expensed over the remaining 1 year vesting period.

Certain offering expenses have been paid by the Parent relating to securities offerings, and those costs will remain the liability of the Parent. The Parent will not seek to recapture these expenses from the Company. The following table summarizes the related party transactions involving the initial public offerings completed since

January 1, 2014 until June 30, 2016 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

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

(1)

Includes 34,414 shares of Fantex Series Alshon Jeffery, 18,000 shares of Fantex Series Michael Brockers and 13,400 shares of Fantex Series Jack Mewhort purchased by Lily Beirne, the spouse of David Beirne, the Chairman of our Parent’s Board of Directors.

4. INVESTMENT IN BRAND CONTRACTS, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of June 30, 2016, the Company’s brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

•

Category C—Potential brand income related to anticipated future contracts or non-contracted earnings, such as future endorsements, playing contracts, tour earnings and/or additional brand income generated from coaching, broadcasting or the like.

As of June 30, 2016 the Company had 18 brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at June 30, 2016 and 2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of June 30, 2016 and 2015, the Company used discount rates ranging from 4.5% to 25.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

Career Length

To determine a Contract Party’s expected career length for the brand contracts, the Company’s valuation professionals used proprietary valuation models. For athletes in the National Football League (“NFL”) or Major League Baseball (“MLB”), the Company’s valuation professionals, using statistical analysis determined a set of players that were comparable in caliber to the Contract Party and, based on the career lengths of the players in the data set, arrived at an estimated career length for the Contract Party.

Player Contract Values

In estimating the value of the future player contracts for Contract Parties in the NFL or MLB, the Company reviewed the contracts for players in the professional sport, retired or active, who are of similar caliber to the applicable Contract Party, who have entered into contracts in a similar era, and who are or were at similar ages and stages in their careers at which the applicable Contract Party is expected to enter into additional player contracts. The values of such contracts are adjusted for inflation to better predict the contract values of any future player contracts.

Professional Golf Cash Flows

Due to the tournament structure of professional golf, the Company reviewed yearly earnings for retured and active professional golfers that are or were at similar ages and stages in their careers in order to forecast the amount and timing of future cash flows for the Contract Party.

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $33,838,744 as of June 30, 2016.

The following tables present additional data about our Level 3 assets measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of the contract within the Level 3 category. As a result, unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in the fair value that were attributable to both observable and unobservable inputs. Changes in Level 3 assets measured at fair value for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
Brand Contract	Balance April 1, 2016	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2016
Vernon Davis Brand Contract	$840,489	$—	$—	$(9,593)	$21,739	$(57,590)	$795,045
EJ Manuel Brand Contract	970,282	—	(1,750)	1,440	30,646	(2,337)	998,281
Mohamed Sanu Brand Contract	1,687,248	—	—	793	39,248	(2,000)	1,725,289
Alshon Jeffery Brand Contract	8,063,230	—	—	98,643	993,887	(3,314)	9,152,446
Michael Brockers Brand Contract	3,235,631	—	(266)	(1,207)	111,774	—	3,345,932
Jack Mewhort Brand Contract	3,201,786	—	—	(1,170)	117,736	—	3,318,352
Andrew Heaney Brand Contract	3,383,410	—	—	(1,294)	(67,893)	(25,046)	3,289,177
Collin McHugh Brand Contract	—	197,935	—	(171)	31,549	(1,298)	228,015
Jonathan Schoop Brand Contract	—	245,500	—	(106)	41,231	(1,331)	285,294
Yangervis Solarte Brand Contract	—	157,731	—	(1,950)	20,695	(1,422)	175,054
Maikel Franco Brand Contract	—	217,500	—	(186)	33,342	(1,255)	249,401
Tyler Duffey Brand Contract	—	111,500	—	(209)	17,614	(1,228)	127,677
Scott Langley Brand Contract	—	153,000	—	(2,585)	8,059	(4,286)	154,188
Ryan Shazier Brand Contract	—	3,110,000	(97,782)	6,599	301,699	—	3,320,516
Allen Robinson Brand Contract	—	230,000	—	(55)	34,588	(95)	264,438
Terrance Williams Brand Contract	—	3,060,000	(84,079)	3,535	106,644	—	3,086,100
Kendall Wright Brand Contract	—	3,125,000	(177,002)	1,667	257,657	—	3,207,322
Kelly Kraft Brand Contract	—	114,000	—	(2,556)	6,947	(2,174)	116,217
Total Brand Contracts	$21,382,076	$10,722,166	$(360,879)	$91,595	$2,107,162	$(103,376)	$33,838,744

	Six Months Ended June 30, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(97,587)	$14,822	$(101,357)	$(57,590)	$795,045
EJ Manuel Brand Contract	950,303	—	(10,083)	70	60,328	(2,337)	998,281
Mohamed Sanu Brand Contract	1,750,146	—	(519,525)	11,328	485,340	(2,000)	1,725,289
Alshon Jeffery Brand Contract	7,789,801	—	(18,788)	94,646	1,290,101	(3,314)	9,152,446
Michael Brockers Brand Contract	3,138,539	—	(16,952)	4,573	219,772	—	3,345,932
Jack Mewhort Brand Contract	3,092,826	—	(23,860)	18,094	231,292	—	3,318,352
Andrew Heaney Brand Contract	—	3,340,000	(33,459)	4,191	3,491	(25,046)	3,289,177
Collin McHugh Brand Contract	—	197,935	—	(171)	31,549	(1,298)	228,015
Jonathan Schoop Brand Contract	—	245,500	—	(106)	41,231	(1,331)	285,294
Yangervis Solarte Brand Contract	—	157,731	—	(1,950)	20,695	(1,422)	175,054
Maikel Franco Brand Contract	—	217,500	—	(186)	33,342	(1,255)	249,401
Tyler Duffey Brand Contract	—	111,500	—	(209)	17,614	(1,228)	127,677
Scott Langley Brand Contract	—	153,000	—	(2,585)	8,059	(4,286)	154,188
Ryan Shazier Brand Contract	—	3,110,000	(97,782)	6,599	301,699	—	3,320,516
Allen Robinson Brand Contract	—	230,000	—	(55)	34,588	(95)	264,438
Terrance Williams Brand Contract	—	3,060,000	(84,079)	3,535	106,644	—	3,086,100
Kendall Wright Brand Contract	—	3,125,000	(177,002)	1,667	257,657	—	3,207,322
Kelly Kraft Brand Contract	—	114,000	—	(2,556)	6,947	(2,174)	116,217
Total Brand Contracts	$17,758,372	$14,062,166	$(1,079,117)	$151,707	$3,048,992	$(103,376)	$33,838,744

	Three Months Ended June 30, 2015
Brand Contract	Balance April 1, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance June 30, 2015
Vernon Davis Brand Contract	$2,685,705	$—	$—	$10,204	$78,531	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,653,430	—	(3,750)	(1,122)	78,922	—	2,727,480
Mohamed Sanu Brand Contract	2,082,321	—	—	(1,250)	75,197	—	2,156,268
Alshon Jeffery Brand Contract	9,039,446	—	—	(1,336)	(1,561,677)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$16,460,902	$3,440,000	$(88,641)	$2,640	$(672,790)	$(53,778)	$19,088,333

	Six Months Ended June 30, 2015
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance June 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(73,638)	$69,191	$152,555	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,582,389	—	(6,378)	(3,324)	154,793	—	2,727,480
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	20,903	146,268	—	2,156,268
Alshon Jeffery Brand Contract	—	7,940,000	(136,932)	1,569	(328,204)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$7,221,182	$11,380,000	$(325,203)	$84,483	$781,649	$(53,778)	$19,088,333

The Company recognizes gains and losses under the following circumstances:

•	Realized gains result from the collection of cash in the current period.
•	Realized losses result from cash that was previously expected to be received that is no longer expected to be received.
•	Unrealized gains are primarily a result of the passage of time bringing future cash flows closer to the present or a result of increases in the estimated amount of future cash flows.
•	Unrealized losses are primarily a result of changes in the timing of estimated cash flows from one period to a subsequent period or decreases in the estimated amounts of future cash flows.

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

The below table summarizes the brand contracts purchased during the three and six months ended June 30, 2016 and ABI paid to the Company from the ABI effective date through June 30, 2016.

Contract Party	Purchase Date	Purchase Price of the Brand Contract		ABI Effective Date	ABI Paid to the Company
Andrew Heaney	February 12, 2016	$3,440,000		January 1, 2015	$33,459
Kendall Wright	April 28, 2016	$3,125,000		December 1, 2014	$177,002
Terrance Williams	April 28, 2016	$3,060,000		February 1, 2015	$84,079
Ryan Shazier	April 28, 2016	$3,110,000		September 1, 2015	$97,782
Collin McHugh	April 4, 2016	$197,935	(1)	April 1, 2016	$-
Jonathan Schoop	April 6, 2016	$245,500	(1)	January 1, 2016	$-
Kelly Kraft	May 20, 2016	$114,000	(1)	March 1, 2016	$-
Yangervis Solarte	April 19, 2016	$157,731	(1)	April 1, 2016	$-
Maikel Franco	April 20, 2016	$217,500	(1)	April 1, 2016	$-
Allen Robinson	May 6, 2016	$230,000	(1)	February 15, 2016	$-
Tyler Duffey	April 25, 2016	$111,500	(1)	February 1, 2016	$-
Scott Langley	April 27, 2016	$153,000	(1)	October 25, 2016	$-
(1)

Represents the amounts paid by the Company for 5% of the contracted purchase price as defined under the respective brand contracts.  The brand contracts were fully consummated in July, 2016 by the Company. See Note 10, “Subsequent Events” for further details.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, comparable NFL contract values, and comparable MLB and professional golf annual cash flows. The following table summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on Brand Contract Fair Value	Decrease In:	Effect on Brand Contract Fair Value	Range of Inputs	Weighted Average of Inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 25%	15.2%
Career Length	Increase	Career Length	Decrease	3 - 38 years	10.5	years
Comparable NFL Player Contracts	Increase	Comparable NFL Player Contracts	Decrease	$0.4 million - $97.6 million	$ 25.5	million
Comparable MLB Annual Cash Flows	Increase	Comparable MLB Annual Cash Flows	Decrease	$0.3 million - $30 million	$ 6.6	million
Comparable Golf Annual Cash Flows	Increase	Comparable Golf Annual Cash Flows	Decrease	$0.002 million - $22.9 million	$ 1.6	million

5. INCOME TAXES

For the three and six months ended June 30, 2016 and 2015, no income tax expense or benefit was recognized.

Deferred tax assets consisted of the following:

	June 30, 2016	December 31, 2015
Deferred tax assets:
Net unrealized gain / (loss) on investment in brand contracts	$(384,242)	678,000
Net operating loss carryforward	7,366,146	$6,320,000
Valuation allowance	(6,981,904)	(6,998,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $6,982,000 and $6,998,000 against the deferred tax asset as of June 30, 2016 and December 31, 2015, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of June 30, 2016 the Company has federal and state income tax net operating loss carryforwards of $5,981,000 and $1,385,000, respectively, which will expire at various dates from 2032 through 2036. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	1,182,000
2034	1,767,000
2035	2,911,000
2036	1,046,000
Total	$7,366,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of June 30, 2016 or December 31, 2015. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At June 30, 2016 and December 31, 2015, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

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

As of June 30, 2016, the Company's capital structure consists of seven series of common stocks as listed on the Company’s Condensed Balance Sheets in this Quarterly Report on Form 10-Q.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Accordingly, the Company attributed 95% of the ABI from the brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. The Company also assigns a share of its general liabilities and expenses, such as the management fee from our Parent, to the tracking stocks. See Note 2 for additional discussion of tracking stocks.

The following tables show the calculation of net income (loss) for the platform common stock and the six tracking stocks for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30, 2016
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$865,021	991,681	19,348	$1,011,029	$(146,008)
Fantex Series Vernon Davis Convertible Tracking Stock	11,539	633	528	1,161	10,378
Fantex Series EJ Manuel Convertible Tracking Stock	30,482	171	143	314	30,168
Fantex Series Mohamed Sanu Convertible Tracking Stock	38,039	28,962	24,135	53,097	(15,058)
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,037,899	652	544	1,196	1,036,703
Fantex Series Michael Brockers Convertible Tracking Stock	105,039	451	377	828	104,211
Fantex Series Jack Mewhort Convertible Tracking Stock	110,738	1,165	971	2,136	108,602
Total	$2,198,757	$1,023,715	$46,046	$1,069,761	$1,128,996

	For the Six Months Ended June 30, 2016
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$988,144	2,497,399	21,969	$2,519,368	$(1,531,224)
Fantex Series Vernon Davis Convertible Tracking Stock	(82,209)	8,805	7,337	16,142	(98,351)
Fantex Series EJ Manuel Convertible Tracking Stock	57,378	2,610	2,176	4,786	52,592
Fantex Series Mohamed Sanu Convertible Tracking Stock	471,835	30,650	25,541	56,191	415,644
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,315,504	7,649	6,374	14,023	1,301,481
Fantex Series Michael Brockers Convertible Tracking Stock	213,128	2,100	1,751	3,851	209,277
Fantex Series Jack Mewhort Convertible Tracking Stock	236,917	1,826	1,522	3,348	233,569
Total	$3,200,697	$2,551,039	$66,670	$2,617,709	$582,988

	For the Three Months Ended June 30, 2015
		Attributed Operating Expenses
	Attributed Income from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$(33,557)	$1,096,756	$(8,606)	$1,088,150	$(1,121,707)
Fantex Series Vernon Davis Convertible Tracking Stock	84,298	3,249	2,710	5,959	78,339
Fantex Series EJ Manuel Convertible Tracking Stock	73,910	215	178	393	73,517
Fantex Series Mohamed Sanu Convertible Tracking Stock	69,306	1,197	997	2,194	67,112
Fantex Series Alshon Jeffery Convertible Tracking Stock	(1,484,863)	827	689	1,516	(1,486,379)
Fantex Series Michael Brockers Convertible Tracking Stock	619,763	4,840	4,032	8,872	610,891
Total	$(671,143)	$1,107,084	$—	$1,107,084	$(1,778,227)

	For the Six Months Ended June 30, 2015
		Attributed Operating Expenses
	Attributed Income from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$43,306	$2,289,465	$963	$2,290,428	$(2,247,122)
Fantex Series Vernon Davis Convertible Tracking Stock	210,659	5,916	4,930	10,846	199,813
Fantex Series EJ Manuel Convertible Tracking Stock	143,896	907	755	1,662	142,234
Fantex Series Mohamed Sanu Convertible Tracking Stock	158,812	2,510	2,099	4,609	154,203
Fantex Series Alshon Jeffery Convertible Tracking Stock	(310,304)	7,805	6,504	14,309	(324,613)
Fantex Series Michael Brockers Convertible Tracking Stock	619,763	4,840	4,032	8,872	610,891
Total	$866,132	$2,311,443	$19,283	$2,330,726	$(1,464,594)

(1)

In accordance with the Company's management and attribution policies, 5% of the income from each brand contract is attributed to the Platform Common Stock with the remaining 95% attributed to the associated tracking stock.

(2)

Pursuant to the Company’s management agreement with its Parent as in effect during the three and six months ended June 30, 2016 and 2016, the management fee is calculated as 5% of the cash receipts from the brand contracts during the relevant periods.

During the three and six months ended June 30, 2016, the Company collected cash pursuant to the brand contracts and attributed the management fee as follows:

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$11,114	$528	$28	$556
EJ Manuel Brand Contract	3,002	143	8	151
Mohamed Sanu Brand Contract	508,102	24,135	1,269	25,404
Alshon Jeffery Brand Contract	11,445	544	29	573
Michael Brockers Brand Contract	7,927	377	20	397
Jack Mewhort Brand Contract	20,434	971	51	1,022
Andrew Heaney Brand Contract	—	—	—	—
Kendall Wright Brand Contract	177,002	—	8,850	8,850
Terrance Williams Brand Contract	84,079	—	4,204	4,204
Ryan Shazier Brand Contract	97,782	—	4,889	4,889
Three Months Ended June 30, 2016	$920,888	$26,698	$19,348	$46,046

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$154,467	$7,337	$386	$7,723
EJ Manuel Brand Contract	45,805	2,176	115	2,291
Mohamed Sanu Brand Contract	537,716	25,541	1,344	26,885
Alshon Jeffery Brand Contract	134,193	6,374	335	6,709
Michael Brockers Brand Contract	36,853	1,751	92	1,843
Jack Mewhort Brand Contract	32,039	1,522	80	1,602
Andrew Heaney Brand Contract	33,459	—	1,673	1,673
Kendall Wright Brand Contract	177,002	—	8,851	8,851
Terrance Williams Brand Contract	84,079	—	4,204	4,204
Ryan Shazier Brand Contract	97,782	—	4,889	4,889
Six Months Ended June 30, 2016	$1,333,396	$44,701	$21,969	$66,670

During the three and six months ended June 30, 2015, the Company collected cash pursuant to the brand contracts and attributed the management fee as follows:

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

On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

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

The accrued interest of $224,233 and $259,433 for the three and six months ended June 30, 2016, respectively,  pursuant to these notes is included as Accrued Interest on Promissory Note Due to Parent on the Condensed Balance Sheets and as Interest Expense on the Condensed Statements of Operations.

These notes were paid in full on July 22, 2016. See Note 10, “Subsequent Events” for further discussion regarding the above notes.

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

9. COMMITMENTS AND CONTINGENCIES

The Company entered into brand contracts with the Contract Parties listed in the table below. As of June 30, 2016, these brand contracts were unconsummated. As consideration for the ABI under each of the below brand contracts, Fantex will pay the Contract Party the purchase price of the brand contract contingent upon the Company’s ability to obtain financing for the purchase price. Fantex will have no further financial obligations to the Contract Party under the brand contract once this payment is made, if at all, other than certain obligations to indemnify the Contract Party. The Company has evaluated the impact of these indemnity obligations on its financial statements and determined that they are not material. According to the terms of each such Contract Party’s brand contract, the Contract Party is not obligated to make payments to Fantex until the upfront payment is made by Fantex to the Contract Party. Therefore, as of June 30, 2016, there is no amount due from any of the Contract Parties listed in the table below. The Company’s right to ABI under each brand contract listed in the table below is contingent upon the Company’s payment of the purchase price with respect to such brand contract.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to Company	Purchase Price for the Brand Contract (in millions)
Jack Maquire	Professional Golfer	April 18, 2016	March 1, 2016	11%	$2.07
Kyle Reifers	Professional Golfer	April 18, 2016	April 1, 2016	15%	$1.74

In April 2016, we signed brand contracts or amendments to existing brand contracts with each Contract Party listed in the table below. We paid each such Contract Party, 5% of the purchase price of that Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract with each such Contract Party, we will be entitled to 5% of the Contract Party’s ABI, but we will not collect payments from the Contract Party until we pay the remaining 95% of the purchase price or we fail to pay the remaining purchase price by the contract closing date specified in each brand contract. Fantex will have no further financial obligations to the Contract Party under the brand contract once this payment is made, if at all, other than certain obligations to indemnify the Contract Party. The Company has evaluated the impact of these indemnity obligations on its financial statements and determined that they are not material.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to the Company	Purchase Price for the Brand Contract (in millions)
Scott Langley	Professional Golfer	December 21, 2015	October 25, 2015	15%	$3.06
Tyler Duffey	Professional Baseball Player	March 14, 2016	February 1, 2016	10%	$2.23
Collin McHugh	Professional Baseball Player	April 1, 2016	April 1, 2016	10%	$3.96
Jonathan Schoop	Professional Baseball Player	April 1, 2016	January 1, 2016	10%	$4.91
Kelly Kraft	Professional Golfer	April 1, 2016	March 1, 2016	15%	$2.28
Yangervis Solarte	Professional Baseball Player	April 18, 2016	April 1, 2016	11%	$3.15
Maikel Franco	Professional Baseball Player	April 19, 2016	April 1, 2016	10%	$4.35
Allen Robinson	Professional Football Player	April 20, 2016	February 15, 2016	12%	$4.60

10. SUBSEQUENT EVENTS

Completion of Private Placement Offering

On July 22, 2016, the Company completed the private placement sale of $59,336,580 of its Fantex Sports Portfolio I Unit pursuant to Regulation D of the Securities Act of 1933 (the “Private Placement”). Our Parent and certain directors of our Parent purchased an aggregate of 3,083,658 Units of the Private Placemen. The Fantex Sports Portfolio I Unit consists of tracking stocks set forth in the table below.

Traacking Stock	Shares included in Unit	Brand Contracts linked to the Tracking Stock
Fantex Vernon Davis Tracking Stock	102,454	Vernon Davis Brand Contract
Fantex EJ Manuel Tracking Stock	277,934	EJ Manual Brand Contract
Fantex Mohamed Sanu Tracking Stock	88,365	Mohamed Sanu Brand Contract
Fantex Alshon Jeffery Tracking Stock	603,994	Alshon Jeffery Brand Contract
Fantex Michael Brockers Tracking Stock	255,893	Michael Brockers Brand Contract
Fantex Jack Mewhort Tracking Stock	193,534	Jack Mewhort Brand Contract
Fantex Professional Sports Tracking Stock	4,540,443	14 Brand Contracts - see table below

In connection with the Private Placement, the Company issued 4,540,433 shares of a new tracking stock, Fantex Professional Sports Convertible Tracking Stock which is linked to the following brand contracts and will be attributed 100% of the ABI generated from these brand contracts:

Brand Contract
Kendall Wright Brand Contract
Andrew Heaney Brand Contract
Terrance Williams Brand Contract
Ryan Shazier Brand Contract
Scott Langley Brand Contract
Kelly Kraft Brand Contract
Kyle Reifers Brand Contract
Jack Maguire Brand Contract
Tyler Duffey Brand Contract
Collin McHugh Brand Contract
Jonathan Schoop Brand Contract
Yangervis Solarte Brand Contract
Maikel Franco Brand Contract
Allen Robinson Brand Contract

The Company repurchased from the Parent and certain of the Parent’s directors and related persons, shares in the tracking stocks listed below. These shares were originally acquired from the Company in connection with the initial public offering of these tracking stocks. These shares were included in the Fantex Sports Portfolio I Unit. The Parent and certain of the Parent’s directors subsequently purchased Fantex Sports Portfolio Units in the private placement offering. The table below summarizes these transactions.

	Parent's Sale		Directors' Sale
Tracking Stock	Shares	Amount	Shares	Amount	Total Proceeds
Fantex Series Vernon Davis	102,454	$373,957	—	$—	$373,957
Fantex Series EJ Manuel	250,000	$535,000	27,934	$59,779	$594,779
Fantex Series Mohamed Sanu	78,000	$1,071,720	10,365	$142,415	$1,214,135
Fantex Series Alshon Jeffery	400,000	$3,792,000	203,994	$1,933,863	$5,725,863
Fantex Series Michael Brockers	162,993	$1,483,236	92,900	$845,390	$2,328,626
Fantex Series Jack Mewhort	124,014	$1,439,803	69,520	$807,127	$2,246,930
		$8,695,716		$3,788,574	$12,484,290

	Parent's Purchase		Directors' Purchase
Unit	Units	Amount	Units	Amount	Total Purchase
Fantex Sports Portfolio I Unit	919,571	$9,195,710	2,164,087	$21,640,870	$30,836,580

Promissory Note Due to Parent

On July 22, 2016, the Company fully repaid the outstanding principal of $12,300,000 plus accrued interest of $330,567 under its two outstanding promissory notes to the Parent from the proceeds of the Private Placement.

Consummation of Brand Contracts

In July, 2016, the Company fully consummated the brand contracts listed in the table below. The Company paid the purchase price of such brand contracts (less, in certain cases, the 5% amount previously paid and less 5% of the purchase price held in escrow until six consecutive months of payment of brand amounts have been timely delivered to the Company by the related brand contracts) as consideration for brand income as defined under the Contract Party’s brand contract. The Contract Parties paid to the Company the amounts shown in the following table due under the terms of the Contract Parties’ brand contracts for the period from the ABI effective date through June 30, 2016.

Contract Party	Purchase Price of the Brand Contract	ABI Effective Date	ABI Paid to the Company
Jack Maquire	$2,070,000	March 1, 2016	$15,124
Kyle Reifers	$1,740,000	April 1, 2016	$145,607
Scott Langley	$3,060,000	October 25, 2015	$84,149
Tyler Duffey	$2,230,000	February 1, 2016	$23,337
Collin McHugh	$3,958,700	April 1, 2016	$24,655
Jonathan Schoop	$4,910,000	January 1, 2016	$25,286
Kelly Kraft	$2,280,000	March 1, 2016	$41,301
Yangervis Solarte	$3,154,610	April 1, 2016	$27,001
Maikel Franco	$4,350,000	April 1, 2016	$23,842
Allen Robinson	$4,060,000	February 15, 2016	$1,813

Amendment to Management Agreement

In July 2016, the Company entered into an amendment to the Management Agreement with its Parent. Such amendment specified that the Company would not pay the Parent 5% of the amount of the gross cash receipts received by the Company pursuant to the brand contracts linked to the Fantex Series Professional Sports Convertible Tracking Stock.

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

We were incorporated on September 14, 2012 in Delaware as a wholly-owned subsidiary of Fantex Holdings, our parent (“Parent”).  Fantex Holdings was incorporated in Delaware on April 9, 2012 and is headquartered in San Francisco, California. We are currently an early stage company and have to date relied on our parent to conduct our operations through its employees.  To date, our operations have consisted of targeting, evaluating and accessing brands and negotiating the acquisition of minority interests in those brands that meet our criteria.

As of June 30, 2016, we had brand contracts in effect with each of the following contract parties:

Contract Party	Primary Career	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)
Brand Contracts Consummated as of June 30, 2016
Vernon Davis	Professional Football Player - Tight End	October 30, 2013	10%	$4.00
EJ Manuel	Professional Football Player - Quarterback	February 14, 2014	10%	$4.98
Mohamed Sanu	Professional Football Player - Wide Receiver	May 14, 2014	10%	$1.56
Alshon Jeffery	Professional Football Player - Wide Receiver	September 7, 2014	13%	$7.94
Michael Brockers	Professional Football Player - Defensive Tackle	October 15, 2014	10%	$3.44
Jack Mewhort	Professional Football Player - Offensive Tackle	February 15, 2015	10%	$2.52
Andrew Heaney	Professional Baseball Player - Pitcher	January 1, 2015	10%	$3.34
Kendall Wright	Professional Football Player - Wide Receiver	December 1, 2014	10%	$3.13
Terrance Williams	Professional Football Player - Wide Receiver	February 1, 2015	10%	$3.06
Ryan Shazier	Professional Football Player - Linebacker	September 1, 2015	10%	$3.11
Brand Contracts Partially Consummated as of June 30, 2016
Scott Langley	Professional Golfer	October 25, 2015	15%	$3.06	(1), (2)
Tyler Duffey	Professional Baseball Player - Pitcher	February 1, 2016	10%	$2.23	(1), (2)
Collin McHugh	Professional Baseball Player - Pitcher	April 1, 2016	10%	$3.96	(1), (2)
Jonathan Schoop	Professional Baseball Player - Second Baseman	January 1, 2016	10%	$4.91	(1), (2)
Yangervis Solarte	Professional Baseball Player - Third Baseman	April 1, 2016	11%	$3.15	(1), (2)
Maikel Franco	Professional Baseball Player - Third Baseman	April 1, 2016	10%	$4.35	(1), (2)
Allen Robinson	Professional Football Player - Wide Receiver	February 15, 2016	12%	$4.60	(1), (2)
Kelly Kraft	Professional Golfer	March 1, 2016	15%	$2.28	(1), (2)
Brand Contracts Unconsummated as of June 30, 2016
Jack Maguire	Professional Golfer	March 1, 2016	11%	$2.07	(2)
Kyle Reifers	Professional Golfer	April 1, 2016	15%	$1.74	(2)

(1)

In April 2016, we signed brand contracts or amendments to existing contracts and paid each such Contract Party 5% of the purchase price of that Contract Party’s brand contract to consummate 5% of the brand contract.

(2)	In July 2016, we used the proceeds from the private placement sale of $59,336,580 of Fantex Sports Portfolio I Units to consummate these brand contracts.

We operate under a management agreement with our Parent, who provides us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to our Parent, which we do not anticipate will occur until we begin to generate significant cash flows from multiple brand contracts. However, if our Parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement.

Brand Contracts Signed and Consummated During the Three and Six Months Ended June 30, 2016 and 2015

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Brand Contracts signed	8	—	9	3
Brand Contracts partially consummated	8	—	8	—
Brand Contracts consummated	3	1	4	2

Results of Operations

Three and six months ended June 30, 2016 and 2015

Income (Loss) from Brand Contracts

We account for our brand contracts at estimated fair market value, as more fully described in Note 4, “Investment In Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

During the three months ended June 30, 2016 and 2015, the change in fair value of our brand contract portfolio resulted in income (loss) of $2,198,757 and $(671,143), respectively.

	Three Months Ended June 30, 2016
Brand Contract	Balance April 1, 2016	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2016
Vernon Davis Brand Contract	$840,489	$—	$—	$(9,593)	$21,739	$(57,590)	$795,045
EJ Manuel Brand Contract	970,282	—	(1,750)	1,440	30,646	(2,337)	998,281
Mohamed Sanu Brand Contract	1,687,248	—	—	793	39,248	(2,000)	1,725,289
Alshon Jeffery Brand Contract	8,063,230	—	—	98,643	993,887	(3,314)	9,152,446
Michael Brockers Brand Contract	3,235,631	—	(266)	(1,207)	111,774	—	3,345,932
Jack Mewhort Brand Contract	3,201,786	—	—	(1,170)	117,736	—	3,318,352
Andrew Heaney Brand Contract	3,383,410	—	—	(1,294)	(67,893)	(25,046)	3,289,177
Collin McHugh Brand Contract	—	197,935	—	(171)	31,549	(1,298)	228,015
Jonathan Schoop Brand Contract	—	245,500	—	(106)	41,231	(1,331)	285,294
Yangervis Solarte Brand Contract	—	157,731	—	(1,950)	20,695	(1,422)	175,054
Maikel Franco Brand Contract	—	217,500	—	(186)	33,342	(1,255)	249,401
Tyler Duffey Brand Contract	—	111,500	—	(209)	17,614	(1,228)	127,677
Scott Langley Brand Contract	—	153,000	—	(2,585)	8,059	(4,286)	154,188
Ryan Shazier Brand Contract	—	3,110,000	(97,782)	6,599	301,699	—	3,320,516
Allen Robinson Brand Contract	—	230,000	—	(55)	34,588	(95)	264,438
Terrance Williams Brand Contract	—	3,060,000	(84,079)	3,535	106,644	—	3,086,100
Kendall Wright Brand Contract	—	3,125,000	(177,002)	1,667	257,657	—	3,207,322
Kelly Kraft Brand Contract	—	114,000	—	(2,556)	6,947	(2,174)	116,217
Total Brand Contracts	$21,382,076	$10,722,166	$(360,879)	$91,595	$2,107,162	$(103,376)	$33,838,744

	Three Months Ended June 30, 2015
Brand Contract	Balance April 1, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2015
Vernon Davis Brand Contract	$2,685,705	$—	$—	$10,204	$78,531	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,653,430	—	(3,750)	(1,122)	78,922	—	2,727,480
Mohamed Sanu Brand Contract	2,082,321	—	—	(1,250)	75,197	—	2,156,268
Alshon Jeffery Brand Contract	9,039,446	—	—	(1,336)	(1,561,677)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$16,460,902	$3,440,000	$(88,641)	$2,640	$(672,790)	$(53,778)	$19,088,333

We consummated 11 brand contracts either fully or partially during the three months ended June 30, 2016 and this resulted in income of $0.9 million higher than the same quarter in 2015. All of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, in the three month period ended June 30, 2016 and 2015 except for our brand contracts with Alshon Jeffery and Andrew Heaney.

In our valuation for December 31, 2015 and March 31, 2016 of the Alshon Jeffery Brand Contract, we estimated that Alshon Jeffery would sign a six year, $77.1 million contract with a $22.0 million signing bonus before the beginning of the 2016 NFL season and a two year, $18.6 million NFL player contract prior to the 2022 NFL season.  For the three months ended June 30, 2016 valuation, we now estimate that Alshon Jeffery will play under the franchise tag for the 2016 NFL season and will earn $14.6 million. We also estimate Alshon Jeffery will sign a five year, $72.8 million contract with a $19.7 million contract signing bonus before the beginning of the 2017 NFL season and that he will sign a two year, $18.6 million contract prior to the 2022 NFL season,.

The changes in our estimates for the timing and amounts of these new cash flows resulted in an unrealized gain of approximately $0.8 million for the Alshon Jeffery Brand Contract for the quarter ended June 30, 2016.

In our valuation of the Andrew Heaney Brand Contract for the three months ended June 30, 2016, we assessed the impact of Andrew Heaney’s ulnar collateral ligament reconstruction (commonly known as “Tommy John” surgery). In our analysis, we estimate that Andrew Heaney will miss the remainder of the 2016 and all of the 2017 MLB season. We believe he will sign a 1 year contract in 2017 while continuing his rehabilitation. Due to his inactivity, we decreased the 2018 gross earnings estimate from $5.0 million to $2.1 million using comparable pitchers contract signings that returned from this surgery. We believe his post-2018 cash flows will remain the same as previously estimated given his performance prior to his injury.

The changes in our estimates for the timing and amounts of these new cash flows resulted in an unrealized loss of approximately $2.1 million for the Andrew Heaney Brand Contract for the quarter ended June 30, 2016. The loss was offset by accretion for the period of $1.4 million as the cash flows move closer to realization.

In our valuation of the Alshon Jeffery Brand Contract for the three months ended June 30, 2015, we assumed that Alshon Jeffery would renegotiate his contract prior to the 2015 NFL season and receive a six year, $79.4 million contract including a $17.8 million signing bonus  and in 2021 and he would sign a two year, $20.7 million contract with a $1.5 million signing bonus. At that time we no longer believed he would renegotiate his contract prior to the beginning of the 2015 NFL season. As a result of that change, we performed a revaluation of Alshon Jeffery’s comparable contracts as of June 30, 2015. The decrease in comparable NFL player contracts resulted in a decrease in the fair value Alshon Jeffery’s brand contract. Additionally, the one year delay in signing a new NFL player contract from the 2015 NFL season to the 2016 NFL season, decreased Alshon Jeffery’s second NFL contract length from a two year contract to a one year contract. We estimated at that time, Alshon Jeffery would sign a 6 year, $76.8 million contract with an $18.3 million signing bonus before the beginning of the 2016 NFL season and in 2022, he would sign a 1 year, $7.5 million contract with a $1.6 million signing bonus.

The changes in our estimates for the timing and amounts of these new cash flows resulted in an unrealized loss of approximately $1.8 million for the Alshon Jeffery Brand Contract for the quarter ended June 30, 2015.

During the six months ended June 30, 2016 and 2015, the change in fair value of our brand contract portfolio resulted in income of $3,200,697 and $866,132, respectively

The change in the fair value of our brand contracts for the six months ended June 30, 2016 is summarized as follows:

	Six Months Ended June 30, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(97,587)	$14,822	$(101,357)	$(57,590)	$795,045
EJ Manuel Brand Contract	950,303	—	(10,083)	70	60,328	(2,337)	998,281
Mohamed Sanu Brand Contract	1,750,146	—	(519,525)	11,328	485,340	(2,000)	1,725,289
Alshon Jeffery Brand Contract	7,789,801	—	(18,788)	94,646	1,290,101	(3,314)	9,152,446
Michael Brockers Brand Contract	3,138,539	—	(16,952)	4,573	219,772	—	3,345,932
Jack Mewhort Brand Contract	3,092,826	—	(23,860)	18,094	231,292	—	3,318,352
Andrew Heaney Brand Contract	—	3,339,682	(33,459)	4,191	3,809	(25,046)	3,289,177
Collin McHugh Brand Contract	—	197,935	—	(171)	31,549	(1,298)	228,015
Jonathan Schoop Brand Contract	—	245,500	—	(106)	41,231	(1,331)	285,294
Yangervis Solarte Brand Contract	—	157,731	—	(1,950)	20,695	(1,422)	175,054
Maikel Franco Brand Contract	—	217,500	—	(186)	33,342	(1,255)	249,401
Tyler Duffey Brand Contract	—	111,500	—	(209)	17,614	(1,228)	127,677
Scott Langley Brand Contract	—	153,000	—	(2,585)	8,059	(4,286)	154,188
Ryan Shazier Brand Contract	—	3,110,000	(97,782)	6,599	301,699	—	3,320,516
Allen Robinson Brand Contract	—	230,000	—	(55)	34,588	(95)	264,438
Terrance Williams Brand Contract	—	3,060,000	(84,079)	3,535	106,644	—	3,086,100
Kendall Wright Brand Contract	—	3,125,000	(177,002)	1,667	257,657	—	3,207,322
Kelly Kraft Brand Contract	—	114,000	—	(2,556)	6,947	(2,174)	116,217
Total Brand Contracts	$17,758,372	$14,061,848	$(1,079,117)	$151,707	$3,049,310	$(103,376)	$33,838,744

Each of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, in the six months ended June 30, 2016 except as noted above with respect to the Alshon Jeffery and Andrew Heaney brand contracts. We also fully consummated or partially consummated 12 brand contracts during the six months ended June 30, 2016.

On March 10, 2016, as a free agent, Mohamed Sanu signed a new, five-year NFL player contract with the Atlanta Falcons. During the six months ended June 30, 2016, the decrease in fair value of Mohamed Sanu's brand contract from the new player contract was approximately $0.1 million.

On March 31, 2016, as a free agent, Vernon Davis signed a new, one-year NFL player contract with the Washington Redskins.  During the six months ended June 30, 2016, the decrease in fair value of Vernon Davis’s  brand contract from the new player contract was approximately $0.1 million.

The change in the fair value of our brand contracts for the six months ended June 30, 2015 is summarized as follows:

	Six Months Ended June 30, 2015
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance June 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(73,638)	$69,191	$152,555	$(44,383)	$2,730,057
EJ Manuel Brand Contract	2,582,389	—	(6,378)	(3,324)	154,793	—	2,727,480
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	20,903	146,268	—	2,156,268
Alshon Jeffery Brand Contract	—	7,940,000	(136,932)	1,569	(328,204)	(9,395)	7,467,038
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,856)	656,237	—	4,007,490
Total Brand Contracts	$7,221,182	$11,380,000	$(325,203)	$84,483	$781,649	$(53,778)	$19,088,333

All of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, in the six months ended June 30, 2015. The six months ended June 30, 2015 were still impacted by the changes to the Alshon Jeffery brand contract, but offset partially by the accretion of the cash flows in the first three months of 2015. Michael Brockers brand contract was consummated during the six months ended June 30, 2015 and the unrealized gain during the period represents accretion for the period from the contract inception date of October 15, 2014 through June 30, 2015.

For additional information on how we estimated fair values of our brand contracts, see Note 4, “Investment in Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

For a more detailed breakdown of the fair value of our brand contract portfolio by tracking stock, see Exhibit 99.1, “Attributed Financial Information for Our Platform Common Stock and Tracking Stocks.”

Operating Expenses

The operating expenses for the three and six months ended June 30, 2016 and 2015 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Comparison of Operating Expenses for three months ended June 30, 2016 and 2015

	Three Months Ended June 30,		Increase (Decrease)
	2016	2015	$	%
OPERATING EXPENSES:
Personnel Costs	383,070	364,992	18,078	5.0
Professional Services	305,125	578,491	(273,366)	(47.3)
General and administrative, exclusive of personnel costs	157,483	163,601	(6,118)	(3.7)

We currently have no employees, but are being supported by personnel employed by our Parent. The increase in personnel costs during the three months ended June 30, 2016 reflects an additional 1.0 FTE employee being allocated to us by our Parent and an increase in the salary of our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements with our Parent compared to the same period of 2015. Our FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was the result of decreased marketing and legal expenses. During the three months ended June 30, 2015 we incurred costs associated with brand platform and athlete development initiatives that did not recur in the corresponding period of 2016. Additionally, during the three months ended June 30, 2015, we incurred legal costs in connection with the Michael Brockers and Jack Mewhort offerings as well as public company compliance costs which also did not recur in the corresponding period of 2016.  We believe that our overall professional services-related spending will remain at these current levels as we leverage our prior investments which built our brand development, regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. These costs remained relatively flat during the three months ended June

30, 2016, as compared to the three months ended June 30, 2015.  We believe that these costs will remain at these current levels.

Comparison of Operating Expenses for six months ended June 30, 2016 and 2015

	Six Months Ended June 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES:
Personnel Costs	801,619	722,603	79,016	10.9%
Professional Services	1,115,371	1,239,029	(123,658)	(10.0)%
General and administrative, exclusive of personnel costs	441,435	369,094	72,341	19.6%

The increase in personnel costs during the six months ended June 30, 2016 reflects an additional 1.0 FTE employee being allocated to us by our Parent and an increase in the salary of our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements with our Parent compared to the same period of 2015. Our FTE employees are involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was the result of decreased marketing and legal expenses offset by higher audit, compliance and regulatory costs. During the six months ended June 30, 2015, we incurred costs associated with brand platform and athlete development initiatives that did not recur in the corresponding period of 2016. Additionally, during the six months ended June 30, 2015, we incurred legal costs in connection with the Michael Brockers and Jack Mewhort offerings as well as public company compliance costs which also did not recur in the corresponding period in 2016.  We believe that our overall professional services-related spending will remain at these current levels as we leverage our prior investments which built our brand development, regulatory compliance function, brand contract administration and accounting infrastructure.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. The increase for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, is primarily due to increases in facility costs of approximately $30,000 and travel and entertainment costs related to marketing activities in the early part of 2016 of approximately $40,000.  We believe that these costs will remain at these current levels

As our operations mature, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. The table below summarizes the management fees for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Management Fees	$46,046	$9,059	$66,670	$19,283

These fees represent 5% of the cash receipts from our brand contracts. Future fees will be dependent upon the cash received from our brand contracts. On July 22, 2016, we and our Parent amended the management agreement to provide that we will not pay any remuneration to our Parent in respect of gross cash received by us pursuant to the 14 brand contracts linked to our Fantex Series Professional Sports Convertible Tracking Stock.

Interest Expense

On February 12, 2016, we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum, the proceeds of which were used to consummate the Andrew Heaney brand contract. On April 28, 2016, the note was amended to be a secured non-recourse promissory note. This amended note matures on August 12, 2016. On April 28, 2016, we borrowed $9,000,000 from our Parent under a secured promissory note bearing interest at 10% per annum, the proceeds of which were used to consummate the Kendall Wright, Terrance Williams and Ryan Shazier brand contracts. This note matures on July 28, 2016. The accrued interest expense for the three and six months ended June 30, 2016 was $224,233 and $259,433, respectively.  The loan and accrued interest was paid in full on July 22, 2016 with the proceeds from our private placement offering.

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

In April 2016, we signed brand contracts with each Contract Party listed in the table below. Except as otherwise indicated in the table, we paid each such Contract Party, as well as Scott Langley and Tyler Duffey, 5% of the purchase price of that Contract Party’s brand contract to consummate 5% of the brand contract. Under the brand contract with each such Contract Party, we will be entitled to 5% of the Contract Party’s ABI. We funded those advance payments through cash contributions to capital from the Parent.

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

On July 22, 2016, we completed the private placement offering of 5,933,658 Fantex Sports Portfolio I Units (the “Unit”) at $10.00 per Unit. Each Unit is comprised of shares from six tracking stocks originally purchased by our Parent and other directors and related persons of our Parent and one new tracking stock, Fantex Series Professional Sports Convertible Tracking Stock, which is linked to 14 brand contracts. The composition of the Unit is detailed below:

Fantex Sports Portfolion 1 Unit Composition	Shares included in Unit	(1)	Selling Price
Fantex Vernon Davis Tracking Stock	102,454		373,957
Fantex EJ Manuel Tracking Stock	277,934		594,779
Fantex Mohamed Sanu Tracking Stock	88,365		1,214,135
Fantex Alshon Jeffery Tracking Stock	603,994		5,725,863
Fantex Michael Brockers Tracking Stock	255,893		2,328,626
Fantex Jack Mewhort Tracking Stock	193,534		2,246,930
Tracking Stocks			12,484,290

Kendall Wright Brand Contract			3,293,152
Andrew Heaney Brand Contract			3,415,195
Terrance Williams Brand Contract			3,139,875
Ryan Shazier Brand Contract			3,202,893
Scott Langley Brand Contract			3,060,000
Kelly Kraft Brand Contract			2,280,000
Kyle Reifers Brand Contract			1,740,000
Jack Maguire Brand Contract			2,070,000
Tyler Duffey Brand Contract			2,230,000
Collin McHugh Brand Contract			3,958,700
Jonathan Schoop Brand Contract			4,910,000
Yangervis Solarte Brand Contract			3,154,610
Maikel Franco Brand Contract			4,350,000
Allen Robinson Brand Contract			4,600,000
Fantex Professional Sports Tracking Stock	4,540,443		45,404,426

(1)

The shares of the tracking stocks included in the Unit were purchased from our Parent and certain directors and officers of our Parent at the selling price. See Note 10, “Subsequent Events” in the Condensed Financial Statement of this Form 10-Q for further information.

  Immediately prior to and contingent upon the consummation of the private placement of the Units, we repurchased an aggregate of 102,454, shares of Fantex Series Vernon Davis, 277,934 shares of Fantex Series EJ Manuel, 88,365 shares of Fantex Series Mohamed Sanu, 603,994 shares of Fantex Series Alshon Jeffery, 255,893 shares of Fantex Series Michael Brockers and 193,534 shares of Fantex Series Jack Mewhort from our Parent and certain directors and related persons of our Parent to include in the Unit for an aggregate of approximately $12.5 million. Our Parent and certain directors of our Parent purchased an aggregate of 3,083,658 Units of the Private Placement.

The offering raised $45.4 million of proceeds net of transaction costs. Only July 22, 2016, we repaid $12.6 million in principal and accrued interest on our two outstanding promissory notes to our Parent. We also completed the acquisition of the twelve partially consummated brand contracts and two unconsummated brand contracts for an aggregate purchase price of $31.0 million. The remaining proceeds to us from the Private Placement of $3.3 million will be used for general working capital purposes.

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

During the three months ended June 30, 2016 and 2015, we collected $920,888 and $181,174, respectively, and during the six months ended June 30, 2016 and 2015, we collected $1,333,395 and $385,690, respectively, from our brand contracts representing our interest in brand income generated by such brand contracts.

Cash received under our brand contracts will be subject to seasonal variation. For example, the salary under NFL player contracts is usually paid out in even installments during the course of the NFL season, or as a signing bonus according to varying schedules. The NFL season occurs primarily in the third and fourth quarters of each calendar year with lower or no payments coming from NFL contracts in the first and second quarters of the calendar year. The salary under MLB player contracts is usually paid out in even installments during the course of the regular MLB season, or as a signing bonus according to varying schedules. The MLB regular season occurs primarily in the second and third quarters of each calendar year with lower or no payments coming from MLB contracts in the first and fourth quarters of the calendar year. Professional golf is generally played throughout the entire year, but cash flow to professional golfers are directly contingent upon their participation in tournaments and their finishing in a position which receives prize money.

For the three months ended June 30, 2016 and 2015, our Parent contributed capital of $1,684,311 and $1,095,020, respectively. For the six month ended June 30, 2016 and 2015, our Parent contributed capital of $3,175,295 and $2,262,511. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses and cash contributions of $885,230 during the three months ended June 30, 2016. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

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

We will begin to assume management and administrative tasks at such time in the future as the actual cost of these services is less than our service fee to our Parent, which we do not anticipate would occur until we begin to generate significant cash flows from multiple brand contracts. However, if our Parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our Parent; at this time our Parent intends to continue to fund operations for at least the next 12 months. Our Parent has no obligation to continue to finance our operations except as required under our management agreement with them.

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

Management has evaluated our ability to continue as a going concern taking into consideration the liquidity provided by recent private placement.  We analyzed these conditions by analyzing cash inflow from our brand contracts and expense projections. We believe we can continue as a going concern for at least the next 12 months based on those projections.

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

Our internal valuation professionals document their considerations of this data that is then reviewed by management, including our Chief Executive Officer and Chief Accounting Officer. The approved valuation is used to determine the fair value of the brand contract.

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

•

Category C—Potential brand income related to anticipated future contracts or non-contracted earnings, such as future endorsements, playing contracts, tour earnings and/or additional brand income generated from coaching, broadcasting or the like.

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

The following table shows the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through June 30, 2016.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance June 30, 2016
Category A
Player Contract	$1,706,082	$(3,334,690)	$197,233	$644,550	$5,604,344	$4,817,519
Endorsements	14,657	(279,813)	2,134	9,634	253,388	—
Category B
Player Contract	1,083,935	—	212,179	77,107	(331,818)	1,041,403
Endorsements	69,001	(2,000)	30,089	(36,165)	(60,925)	—
Category C
Player Contract	33,279,809	—	7,011,575	(7,930,097)	(5,370,270)	26,991,017
Endorsements	2,156,896	(14,787)	400,878	(1,696,739)	(200,896)	645,352
Post-Career	186,787	—	81,756	72,108	2,802	343,453
Total	$38,497,167	$(3,631,290)	$7,935,844	$(8,859,602)	$(103,375)	$33,838,744

See “Results of Operations – Three and Six Months Ended June 30, 2016 and 2015” above for discussion of changes in the estimates of certain cash flows and changes in realized and unrealized gains and losses under our brand contracts.

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

As of June 30, 2016 our brand contracts with the Contract Parties listed in the table below were unconsummated. As consideration for the ABI under each of the below brand contracts, we pay the Contract Party the purchase price of the brand contract contingent upon our ability to obtain financing for the purchase price. We have no further financial obligations to the Contract Party under the brand contract once this payment is made, if at all, other than certain obligations to indemnity the Contract Party. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are not material. According to the terms of each such Contract Party’s brand contract, the Contract Party is not obligated to make payments to us until the upfront payment is made by us to the Contract Party. Therefore, as of June 30, 2016, there is no amount due from any of the Contract Parties listed in the table below. Our right to ABI under each brand contract listed in the table below is contingent upon our payment of the purchase price with respect to such brand contract.

Contract Party	Primary Career	Brand Contract Effective Date	ABI Effective Date	Brand Income % Payable to Company	Purchase Price for the Brand Contract (in millions)
Jack Maquire	Professional Golfer	April 18, 2016	March 1, 2016	11%	$2.07
Kyle Reifers	Professional Golfer	April 18, 2016	April 1, 2016	15%	$1.74

In July, 2016, we paid the purchase price under these brand contracts and collected the ABI due to us through June 30, 2016.

Management Agreement

We have entered into a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. Under the terms of the agreement as of June 30, 2016, we have agreed to pay 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to reduction in carrying value on our financial statements but will not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent we receive no cash for any period then we would not owe any fee for any services provided during that period. We may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of our cash receipts upon which the service fee is calculated, in light of the services being provided by our Parent at the time and cost of those services.

The agreement had an initial term through December 31, 2014, and was automatically renewed for a one-year terms through December 31, 2016. It will continue to automatically renew for successive one-year terms each

December 31 unless either party provides written notice of its intent not to renew at least three months prior to such renewal. We may also terminate any specific service and/or the agreement, without penalty, with 30 days prior written notice to our Parent. Our Parent may terminate any specific service and/or the agreement with 180 days prior written notice to us, but if we, using our commercially reasonable efforts, are unable to either perform the services ourselves or enter into a reasonable arrangement with a third party to perform the services that we are unable perform ourselves, then our Parent will continue to perform such services for an additional period of 180 days.

The agreement contains certain provisions requiring us to indemnify our Parent with respect to all losses or damages arising from acts not constituting bad faith, willful misconduct, or gross negligence. We have evaluated the impact of these indemnity obligations on our financial statements and determined that they are remote. The management agreement became effective upon the consummation of our first initial public offering on April 28, 2014 and was subsequently amended effective as of July 22, 2016.

On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476) as Exhibit 3.1	November 21, 2013
3.2	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 3.4	October 17, 2013
3.3	Certificate of Designation for Fantex Series Vernon Davis	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.4	June 5, 2015
3.4	Certificate of Designation for Fantex Series EJ Manuel	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.5	June 5, 2015
3.5	Certificate of Designation for Fantex Series Mohamed Sanu	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.6	June 5, 2015
3.6	Certificate of Designation for Fantex Series Alshon Jeffery	Current Report on Form 8-K as Exhibit 3.1	March 19, 2015
3.7	Certificate of Designation for Fantex Series Michael Brockers	Current Report on Form 8-K as Exhibit 3.1	June 1, 2015
3.8	Certificate of Designations for Fantex Series Jack Mewhort	Current Report on Form 8-K as Exhibit 3.1	July 14, 2015
3.9	Certificate of Designations for Fantex Series Professional Sports	Current Report on Form 8-K as Exhibit 3.1	July 27, 2016
10.1	Secured Promissory Note, by and between Fantex, Inc. and Fantex Holdings, Inc., dated April 28, 2016
10.2	Amendment to Promissory Note, by and between Fantex, Inc. and Fantex Holdings, Inc., dated April 28, 2016
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Fantex, Inc.

August 15, 2016	By:	/s/ Ted Monohon

Chief Accounting Officer
(Principal Financial and Accounting Officer)