Form 10-Q
period 2016-09-30
Fantex, Inc.
filed 2016-11-15
CIK 1573683

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding at November 14, 2016
Common stock — Platform Common, $0.0001 par value	100,000,000
Common stock — Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value	421,100
Common stock — Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value	523,700
Common stock — Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value	164,300
Common stock — Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value	835,800
Common stock — Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value	362,200
Common stock — Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value	268,100
Common stock — Fantex Series Professional Sports Convertible Tracking Stock, $0.0001 par value	4,540,433

PART I — FINANCIAL INFORMATION

ITEM 1: Financial Statements

FANTEX, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	As of
	September 30, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$3,229,097	$1,741,678
Receivable from Contract Parties	1,376,520	254,919
Total Current Assets	4,605,617	1,996,597
Investment in Brand Contracts, at Fair Value	69,504,480	17,758,372
Other Investments, at Cost	110,800	110,800
Total Assets	$74,220,897	$19,865,769
LIABILITIES AND STOCKHOLDERS’ EQUITY
Management Fee Due to Parent	$70,552	$52,988
Total Current and Total Liabilities	70,552	52,988
Commitments and Contingencies
Contributed Capital
Platform Common Stock, $0.0001 par value (authorized 1,500,000,000 shares, 100,000,000 issued and outstanding)	10,000	10,000
Fantex Series Vernon Davis Convertible Tracking Stock, $0.0001 par value (authorized 421,100 shares, 421,100 issued and outstanding)	42	42
Fantex Series EJ Manuel Convertible Tracking Stock, $0.0001 par value (authorized 523,700 shares, 523,700 issued and outstanding)	52	52
Fantex Series Mohamed Sanu Convertible Tracking Stock, $0.0001 par value (authorized 164,300 shares, 164,300 issued and outstanding)	16	16
Fantex Series Alshon Jeffery Convertible Tracking Stock, $0.0001 par value (authorized 835,800 shares, 835,800 issued and outstanding)	84	84
Fantex Series Michael Brockers Convertible Tracking Stock, $0.0001 par value (authorized 362,200 shares, 362,200 issued and outstanding)	36	36
Fantex Series Jack Mewhort Convertible Tracking Stock, $0.0001 par value (authorized 268,100 shares, 268,100 issued and outstanding)	27	27
Fantex Series Professional Sports Convertible Tracking Stock, $0.001 par value (authorized 4,540,443 shares, 4,540,443 issued and outstanding)	454	—
Additional Paid-in-Capital	88,051,974	37,350,007
Accumulated Deficit	(13,912,340)	(17,547,483)
Total Stockholders' Equity	74,150,345	19,812,781
Total Liabilities and Stockholders' Equity	$74,220,897	$19,865,769

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from Brand Contracts	$6,539,319	$435,853	$9,740,017	$1,301,985
Income (Loss) from Other Investments	—	10,400	—	10,400
Total Income	6,539,319	446,253	$9,740,017	$1,312,385
Operating Expenses:
Personnel Costs	328,446	365,926	1,130,066	1,088,529
Professional Services	207,567	386,964	1,322,938	1,625,993
General and Administrative, Exclusive of Personnel Costs	144,182	146,791	585,618	515,885
Total Operating Expenses	680,195	899,681	3,038,622	3,230,407
Net Interest Expense	71,133	—	330,416	—
Net Income (Loss) Before Income Taxes	5,787,991	(453,428)	6,370,979	(1,918,022)
Income Taxes	—	—	—	—
Net Income (Loss)	$5,787,991	$(453,428)	$6,370,979	$(1,918,022)

Net Income (Loss) Attributable to:
Platform Common stock	$(1,067,107)	$(869,000)	$(2,598,329)	$(3,116,122)
Fantex Series Vernon Davis Convertible Tracking Stock	15,625	83,343	(82,726)	283,156
Fantex Series EJ Manuel Convertible Tracking Stock	24,119	(312,989)	76,710	(170,755)
Fantex Series Mohamed Sanu Convertible Tracking Stock	37,671	75,169	453,314	229,372
Fantex Series Alshon Jeffery Convertible Tracking Stock	284,431	193,180	1,585,912	(131,433)
Fantex Series Michael Brockers Convertible Tracking Stock	650,135	117,743	859,412	728,634
Fantex Series Jack Mewhort Convertible Tracking Stock	116,149	259,126	349,718	259,126
Fantex Series Professional Sports Convertible Tracking Stock	5,726,968	—	5,726,968	—
Net Income (Loss)	$5,787,991	$(453,428)	$6,370,979	$(1,918,022)

Net Income (Loss) Per Share Attributable to:
Platform Common Stock:
Basic and Diluted (weighted average shares — 100,000,000)	$(0.01)	$(0.01)	$(0.03)	$(0.03)
Fantex Series Vernon Davis Convertible Tracking Stock
Basic and Diluted (weighted average shares — 421,100)	$0.04	$0.20	$(0.20)	$0.67
Fantex Series EJ Manuel Convertible Tracking Stock
Basic and Diluted (weighted average shares — 523,700)	$0.05	$(0.60)	$0.15	$(0.33)
Fantex Series Mohamed Sanu Convertible Tracking Stock
Basic and Diluted (weighted average shares — 164,300)	$0.23	$0.46	$2.76	$1.40
Fantex Series Alshon Jeffery Convertible Tracking Stock
Basic and Diluted (weighted average shares — 835,800)	$0.34	$0.23	$1.90	$(0.16)
Fantex Series Michael Brockers Convertible Tracking Stock
Basic and Diluted (weighted average shares — 362,200)	$1.79	$0.33	$2.37	$2.01
Fantex Series Jack Mewhort Convertible Tracking Stock
Basic and Diluted (weighted average shares — 268,100)	$0.43	$0.97	$1.30	$0.97
Fantex Series Professional Sports Convertible Tracking Stock
Basic and Diluted (weighted average shares — 4,540,443)	$1.26	$—	$1.26	$—

Cash Dividends declared per share:
Fantex Series Vernon Davis Convertible Tracking Stock	$1.50	$—	$1.50	$0.50
Fantex Series EJ Manuel Convertible Tracking Stock	$0.37	$—	$0.37	$—
Fantex Series Mohamed Sanu Convertible Tracking Stock	$3.60	$—	$3.60	$0.20
Fantex Series Alshon Jeffrey Convertible Tracking Stock	$0.31	$—	$0.31	$—
Fantex Series Michael Brockers Convertible Tracking Stock	$0.61	$—	$0.61	$—
Fantex Series Jack Mewhort Convertible Tracking Stock	$0.25	$—	$0.25	$—
Fantex Series Professional Sports Convertible Tracking Stock	$0.17	$—	$0.17	$—

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Platform Common		Tracking		Additional		Total
	Stock		Stocks		Paid-in-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2014	100,000,000	$10,000	1,109,100	$110	$19,470,244	$(11,301,139)	$8,179,215
Contributions from Parent	—	—	—	—	3,157,917	—	3,157,917
Proceeds from offering of Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	835,800	84	7,940,016	—	7,940,100
Proceeds from offering of Fantex Series Michael Brockers Convertible Tracking Stock	—	—	362,200	36	3,440,864	—	3,440,900
Proceeds from offering of Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	268,100	27	2,520,113	—	2,520,140
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(210,550)	(210,550)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(32,860)	(32,860)
Net Income	—	—	—	—	—	(1,918,022)	(1,918,022)
Balance at September 30, 2015	100,000,000	$10,000	2,575,200	$257	$36,529,154	$(13,462,571)	$23,076,840
Contributions from Parent	—	—	—	—	820,853	—	820,853
Net Loss	—	—	—	—	—	(4,084,912)	(4,084,912)
Balance at December 31, 2015	100,000,000	$10,000	2,575,200	$257	$37,350,007	$(17,547,483)	$19,812,781
Contributions from Parent	—	—	—	—	3,850,132	—	3,850,132
Proceeds from offering of Fantex Series Professional Sports ConvertibleTracking Stock	—	—	4,540,443	454	46,851,835	—	46,852,289
Dividend paid, Fantex Series Vernon Davis Convertible Tracking Stock	—	—	—	—	—	(631,650)	(631,650)
Dividend paid, Fantex Series EJ Manuel Convertible Tracking Stock	—	—	—	—	—	(193,769)	(193,769)
Dividend paid, Fantex Series Mohamed Sanu Convertible Tracking Stock	—	—	—	—	—	(591,480)	(591,480)
Dividend paid, Fantex Series Alshon Jeffery Convertible Tracking Stock	—	—	—	—	—	(259,098)	(259,098)
Dividend paid, Fantex Series Michael Brockers Convertible Tracking Stock	—	—	—	—	—	(220,939)	(220,939)
Dividend paid, Fantex Series Jack Mewhort Convertible Tracking Stock	—	—	—	—	—	(67,025)	(67,025)
Dividend paid, Fantex Series Professional Sports Convertible Tracking Stock	—	—	—	—	—	(771,875)	(771,875)
Net Income	—	—	—	—	—	6,370,979	6,370,979
Balance at September 30, 2016	100,000,000	$10,000	7,115,643	$711	$88,051,974	$(13,912,340)	$74,150,345

See notes to condensed financial statements.

FANTEX, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net Income (Loss)	$6,370,979	$(1,918,022)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from Brand Contracts	(9,740,017)	(1,301,985)
Expenses Contributed From Parent	2,964,901	3,157,917
Changes in:
Prepaid Assets	—	44,278
Management Fee Due to Parent	17,564	(63,109)
Purchase of Brand Contracts	(44,988,310)	(13,900,000)
Cash Receipts from Brand Contracts	1,860,620	455,380
Net cash used in operating activities	$(43,514,263)	$(13,525,541)
Investing Activities:
Purchase of Other Investments	—	(110,800)
Net cash used in investing activities	$—	$(110,800)
Financing Activities:
Proceeds From Promissory Note Due to Parent	12,300,000
Payment For Promissory Note Due to Parent	(12,300,000)	—
Contributed Capital	885,231	—
Proceeds from Fantex Series Alshon Jeffery Convertible Tracking Stock Offering (net of $417,900 underwriting fees)	—	7,940,100
Proceeds from Fantex Series Michael Brockers Convertible Tracking Stock Offering (net of $181,100 underwriting fees)	—	3,440,900
Proceeds from Fantex Series Jack Mewhort Convertible Tracking Stock Offering (net of $160,800 underwriting fees)	—	2,520,140
Proceeds from Fantex Series Professional Sports Convertible Tracking Stock Offering (net of $1,073,650 underwriting fees)	46,852,290	—
Dividends Paid	(2,735,839)	(243,410)
Net cash provided from financing activities	$45,001,682	$13,657,730
Net Cash Increase for Period	1,487,419	21,389
Cash and Cash Equivalents at Beginning of Period	1,741,678	929,440
Cash and Cash Equivalents at End of Period	$3,229,097	$950,829
Cash Paid for Interest	$330,567	$—
Cash Paid for Taxes	$—	$—
Non-Cash Financing Activities:
Contributions from Parent	$2,964,901	$3,157,917

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BUSINESS

Nature of Operations—Fantex, Inc. (the “Company” or “Fantex”) was incorporated in Delaware in September 2012 and is a subsidiary of Fantex Holdings, Inc. (the “Parent”). Fantex has substantially relied on the Parent to date to conduct its operations.

Fantex is a company that has acquired a minority interest in the future income of 20 professional athletes (together with affiliated entities, the “Contract Party,” and collectively, the “Contract Parties”). The Company does not intend to acquire any additional minority interests in the earnings of professional athletes. The Company’s business operation will consist of manintaining and administering its contracts with each of its 20 Contract Parties. Further, the Company intends to reduce its shareholder count to below 300 and to suspend its public reporting obligations. The business operates in a single segment.

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

All expenses except for the management fee incurred for the three and nine months ended September 30, 2016 and 2015 were paid by the Parent and allocated to Fantex based on the expenses incurred by Fantex in its operations. The allocations were based on the time spent by employees of the Parent on activities of Fantex and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex. Management believes that the expenses allocated to Fantex are representative of the operating expenses it would have incurred had Fantex been operating on a stand-alone basis.

Certain Significant Risks and Uncertainties— The Company is an early stage company and as such has not yet been able to demonstrate the long term viability of its business model. The Company can be affected by a variety of factors. Management of the Company believes that the following areas represent some of the more significant risks that could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows:

•	The Company has incurred significant losses since its inception and anticipates that it will continue to incur losses in the foreseeable future.

•	The Company has a limited operating history which may make it difficult for investors to evaluate the success of its business to date and to assess its future viability.

•	The Company may need to obtain additional funding to continue operations. There is no certainty the Company will be able to raise such additional funding.

•	The Company’s principal source of cash flows for the foreseeable future will be derived from brand contracts, and with respect to brand contracts:

•	the Company has limited experience managing brand contracts and limited historical performance data about its brand contracts;

•	the Company does not have any rights to require the Contract Party to take any actions to attract, maintain or otherwise generate brand income;

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

2. TRACKING STOCKS

As of September 30, 2016, the Company had the following tracking stocks outstanding:

Tracking Stock	Related Brand Contract	Effective Date of Brand Contract
Fantex Series Vernon Davis	Vernon Davis Brand Contract	October 30, 2013
Fantex Series EJ Manuel	EJ Manuel Brand Contract	February 14, 2014
Fantex Series Mohamed Sanu	Mohamed Sanu Brand Contract	May 14, 2014
Fantex Series Alshon Jeffery	Alshon Jeffery Brand Contract	September 18, 2014
Fantex Series Michael Brockers	Michael Brockers Brand Contract	January 9, 2015
Fantex Series Jack Mewhort	Jack Mewhort Brand Contract	March 26, 2015
Fantex Series Professional Sports	Andrew Heaney Brand Contract	January 1, 2015
Fantex Series Professional Sports	Kendall Wright Brand Contract	December 1, 2014
Fantex Series Professional Sports	Terrance Williams Brand Contract	February 1, 2015
Fantex Series Professional Sports	Ryan Shazier Brand Contract	September 1, 2015
Fantex Series Professional Sports	Collin McHugh Brand Contact	April 1, 2016
Fantex Series Professional Sports	Jonathan Schoop Brand Contract	January 1, 2016
Fantex Series Professional Sports	Kelly Kraft Brand Contracf	March 1, 2016
Fantex Series Professional Sports	Yangervis Solarte Brand Contract	April 1, 2016
Fantex Series Professional Sports	Maikel Franco Brand Contract	April 1, 2016
Fantex Series Professional Sports	Allen Robinson Brand Contract	February 15, 2016
Fantex Series Professional Sports	Tyler Duffey Brand Contract	February 1, 2016
Fantex Series Professional Sports	Scott Langley Brand Contract	October 25, 2015
Fantex Series Professional Sports	Jack Maguire Brand Contract	March 1, 2016
Fantex Series Professional Sports	Kyle Reifers Brand Contract	April 1, 2016

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

Under the terms of the management agreement as in effect during the period ended September 30, 2016, the Company has agreed to pay the Parent 5% of the amount of the gross cash received by the Company, if any, pursuant to the brand contracts during any quarterly period as remuneration for the services provided. The amount of gross cash received used to calculate this 5% fee will include any portion allocated to a reduction of the carrying value on the financial statements but shall not take into account the changes in fair value of the brand contracts. As such, the service fee under the management agreement will be determined based on the total amount of actual cash received under the brand contracts in a given quarterly period prior to any adjustments for fair value and without regard to the expected cash receipts in such quarter as reflected in the financial statements for that quarter. To the extent the Company receives no cash for any period then the Company would not owe any fee for any services provided during that period. The Company may evaluate the service fee from time to time to assess the continued appropriateness of the percentage of its cash receipts upon which the service fee is calculated, in light of the services being provided by the Parent at the time and the cost of those services. On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

The Company incurred management fee expenses pursuant to the management agreement of $3,882 and $4,004 for the three months ended September 30, 2016 and 2015, respectively, and $70,552 and $23,289 for the nine months ended September 30, 2016 and 2015, respectively. The management fee is included in the total expenses of $680,195 and $899,681 for the three months ended September 30, 2016 and 2015 and $3,038,621 and $3,230,407 for the nine months ended September 30, 2016 and 2015, respectively. The management fee represents a cash payment in lieu of an allocation from the Parent for the expenses to operate the Company.

All expenses (except the management fee expense incurred for the three and nine months ended September 30, 2016 and 2015) were paid by the Parent and allocated to Fantex based on the time spent by employees of the Parent on activities of Fantex, the number of full time equivalent employees performing Fantex activities and direct expenses incurred for the operations of Fantex. The expense allocations have been determined on the basis that Fantex and the Parent considered to be reasonable reflections of the utilization of services provided or the benefit received by Fantex and the methodology and assumptions made in the allocations have been consistently applied and are comparable in the periods presented. Management believes that the expenses allocated from the Parent to Fantex, together with the management fee payable by the Company to the Parent under the management agreement, are representative of the operating expenses Fantex would have incurred had it been operated on a stand-alone basis.

During the three months ended September 30, 2016 and 2015, the Parent incurred and allocated to the Company $674,836 and $895,406 respectively, and $2,964,901 and $3,157,917 for the nine months ended September 30, 2016 and 2015, respectively, of expenses directly related to the operations of Fantex. The Company converted to capital all the amounts that were allocated by the Parent to the Company for the three and nine months ended September 30, 2016 and 2015. Additionally, the Parent made cash contributions of $885,231 to capital for the nine months ended September 30, 2016.

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

The Company was allocated from the Parent $6,082 and $18,135 of stock compensation for the three and nine months ended September 30, 2016, respectively, and $6,082 and $18,312, respectively, for the three and nine months ended September 30, 2015. The key assumptions used by the Parent in the valuation model to value the stock option grants were:

	Nine Months Ended September 30,
	2016		2015
Expected Term:	6.02	years	6.02	years
Risk Free Rate:	1.75%		1.75%
Weighted Average Volatility:	65.50%		65.50%
Expected Forfeiture Rate:	15.00%		35.00%
Expected Dividend Rate:	0%		0%

The fair value of the options as computed under the Black-Scholes valuation model was calculated to be $0.967 per share. As of September 30, 2016 there are 20,055 shares and $19,392 of compensation expense to be expensed over the remaining 10 month vesting period.

Certain expenses related to securities offerings have been paid by the Parent, and those costs will remain the liability of the Parent. The Parent will not seek to recapture these expenses from the Company. The following table summarizes the related party transactions involving the initial public offerings completed since January 1, 2014 until September 30, 2016 which were underwritten by the Company’s affiliated broker-dealer, Fantex Brokerage Services, LLC.

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

On July 22, 2016, the Company completed the private placement sale of $59,336,580 of its Fantex Sports Portfolio 1 Units pursuant to Regulation D of the Securities Act of 1933 (the “Private Placement”). The Parent and certain directors of the Parent purchased an aggregate of 3,083,658 Units in the Private Placement. Immediately prior to the closing of the Private Placement, the Company repurchased shares of the tracking stocks listed below from the Parent and certain of the Parent’s directors and related persons. These shares were originally acquired from the Company in connection with the initial public offering of these tracking stocks. Following such repurchase by the Company, these shares were included in the Fantex Sports Portfolio 1 Units. The Parent and certain directors of the Parent subsequently purchased Fantex Sports Portfolio Units in the offering. The table below summarizes these transactions.

	Parent's Sale of Shares of Tracking Stocks to the Company		Directors' and Related Persons' Sale of Shares of Tracking Stocks to the Company
Tracking Stock	Shares	Aggregate Purchase Price	Shares	Aggregate Purchase Price	Total Proceeds
Fantex Series Vernon Davis	102,454	$373,957	—	$—	$373,957
Fantex Series EJ Manuel	250,000	$535,000	27,934	$59,779	$594,779
Fantex Series Mohamed Sanu	78,000	$1,071,720	10,365	$142,415	$1,214,135
Fantex Series Alshon Jeffery	400,000	$3,792,000	203,994	$1,933,863	$5,725,863
Fantex Series Michael Brockers	162,993	$1,483,236	92,900	$845,390	$2,328,626
Fantex Series Jack Mewhort	124,014	$1,439,803	69,520	$807,127	$2,246,930
		$8,695,716		$3,788,574	$12,484,290

	Parent's Purchase of Units from the Company		Directors' and Related Persons' Purchase of Units from the Company
Units	Units	Aggregate Purchase Price	Units	Aggregate Purchase Price	Total Purchase Price
Fantex Sports Portfolio 1 Units	919,571	$9,195,710	2,164,087	$21,640,870	$30,836,580

See Note 8 for a further discussion of the Private Placement.

4. INVESTMENT IN BRAND CONTRACTS, AT FAIR VALUE

Brand contracts, at fair value, are initially valued at the transaction price. As of September 30, 2016, the Company’s brand contracts are considered Level 3 investments because there are no reliable observable market prices for these investments. The Company employs discounted cash flow valuation models that depend on several observable and unobservable pricing inputs and assumptions in determining fair value for Level 3 investments, including: the risk free cost of capital, length of playing career, length of post career, future rates of inflation in salaries and endorsement contracts, and projections of amounts that may be realized through future playing and endorsement contracts. These unobservable pricing inputs and assumptions may differ by brand contract and in the application of the Company’s valuation methodologies. The reported fair value estimates could vary materially if the Company had chosen to incorporate different unobservable pricing inputs or other assumptions for applicable investments.

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

As of September 30, 2016 the Company had 20 brand contracts that are generating income and subject to fair value measurement. The following describes the valuation methodology and significant unobservable inputs used for these brand contracts that is categorized within Level 3 of the fair value hierarchy at September 30, 2016 and 2015.

Discount Rates

In determining the fair value of the Company’s brand contracts as of September 30, 2016 and 2015, the Company used discount rates ranging from 4.5% to 25.0%, which the Company believes adequately address the uncertainty inherent in its estimates.

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

Professional Golf Cash Flows

Due to the tournament structure of professional golf, the Company reviewed yearly earnings for retired and active professional golfers that are or were at similar ages and stages in their careers in order to forecast the amount and timing of future cash flows for the Contract Party.

Level 3 Assets

The Investments in Brand Contracts at fair value was determined to be $69,504,480 as of September 30, 2016.

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

Changes in Level 3 assets measured at fair value for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30, 2016
Brand Contract	Balance June 30, 2016	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2016
Vernon Davis Brand Contract	$795,045	$—	$(15,263)	$3,914	$20,844	$(60,709)	$743,831
EJ Manuel Brand Contract	998,281	—	(906)	(6,969)	34,797	(28,529)	996,674
Mohamed Sanu Brand Contract	1,725,289	—	—	(846)	40,500	(17,748)	1,747,195
Alshon Jeffery Brand Contract	9,152,446	—	—	5,490	294,286	(345,509)	9,106,713
Michael Brockers Brand Contract	3,345,932	—	—	227,399	456,954	(369,786)	3,660,499
Jack Mewhort Brand Contract	3,318,352	—	—	(1,013)	123,276	(13,145)	3,427,470
Andrew Heaney Brand Contract	3,289,177	—	—	621	138,975	(26,954)	3,401,819
Collin McHugh Brand Contract(1)	228,015	3,760,765	(24,655)	(1,618)	772,574	(26,645)	4,708,436
Jonathan Schoop Brand Contract(1)	285,294	4,664,500	(47,271)	(1,232)	1,011,324	(4,283)	5,908,332
Yangervis Solarte Brand Contract(1)	175,054	2,996,880	(27,001)	(469)	471,372	(29,857)	3,585,979
Maikel Franco Brand Contract(1)	249,401	4,132,500	(50,837)	(555)	807,902	—	5,138,411
Tyler Duffey Brand Contract(1)	127,677	2,118,500	(23,337)	(4,671)	403,673	(22,829)	2,599,013
Scott Langley Brand Contract(1)	154,188	2,907,000	(69,262)	39,197	106,349	(38,649)	3,098,823
Ryan Shazier Brand Contract	3,320,516	—	—	291	104,572	(24,330)	3,401,049
Allen Robinson Brand Contract(1)	264,438	4,370,000	(1,813)	(6,893)	854,980	(16,514)	5,464,198
Terrance Williams Brand Contract	3,086,100	—	—	1,185	102,046	(41,025)	3,148,306
Kendall Wright Brand Contract	3,207,322	—	—	2,462	97,458	(174,003)	3,133,239
Kelly Kraft Brand Contract(1)	116,217	2,166,000	(31,551)	27,768	114,605	(41,348)	2,351,691
Kyle Reifers Brand Contract(1)	—	1,740,000	(145,606)	17,088	90,356	(50,106)	1,651,732
Jack Maguire Brand Contract(1)	—	2,070,000	(15,124)	(11,189)	204,856	(17,473)	2,231,070
Total Brand Contracts	$33,838,744	$30,926,145	$(452,626)	$289,960	$6,251,699	$(1,349,442)	$69,504,480

(1)

Unrealized gains include an increase in present value for the period from the ABI date (i.e. the contract inception date) through June 30, 2016 of approximately $3.7 million in aggregate for these contracts.

	Nine Months Ended September 30, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(170,440)	$18,736	$(80,513)	$(60,709)	$743,831
EJ Manuel Brand Contract	950,303	—	(13,326)	(6,899)	95,125	(28,529)	996,674
Mohamed Sanu Brand Contract	1,750,146	—	(521,525)	10,482	525,840	(17,748)	1,747,195
Alshon Jeffery Brand Contract	7,789,801	—	(22,102)	100,136	1,584,387	(345,509)	9,106,713
Michael Brockers Brand Contract	3,138,539	—	(16,952)	231,972	676,726	(369,786)	3,660,499
Jack Mewhort Brand Contract	3,092,826	—	(23,860)	17,081	354,568	(13,145)	3,427,470
Andrew Heaney Brand Contract (1)	—	3,340,000	(33,459)	4,812	142,466	(52,000)	3,401,819
Collin McHugh Brand Contract (1)	—	3,958,700	(25,953)	(1,789)	804,123	(26,645)	4,708,436
Jonathan Schoop Brand Contract (1)	—	4,910,000	(48,602)	(1,338)	1,052,555	(4,283)	5,908,332
Yangervis Solarte Brand Contract (1)	—	3,154,611	(28,423)	(2,419)	492,067	(29,857)	3,585,979
Maikel Franco Brand Contract (1)	—	4,350,000	(52,092)	(741)	841,244	—	5,138,411
Tyler Duffey Brand Contract (1)	—	2,230,000	(24,565)	(4,880)	421,287	(22,829)	2,599,013
Scott Langley Brand Contract (1)	—	3,060,000	(73,548)	36,612	114,408	(38,649)	3,098,823
Ryan Shazier Brand Contract (1)	—	3,110,000	(97,782)	6,890	406,271	(24,330)	3,401,049
Allen Robinson Brand Contract (1)	—	4,600,000	(1,908)	(6,948)	889,568	(16,514)	5,464,198
Terrance Williams Brand Contract (1)	—	3,060,000	(84,079)	4,720	208,690	(41,025)	3,148,306
Kendall Wright Brand Contract (1)	—	3,125,000	(177,002)	4,129	355,115	(174,003)	3,133,239
Kelly Kraft Brand Contract (1)	—	2,280,000	(33,725)	25,212	121,552	(41,348)	2,351,691
Kyle Reifers Brand Contract (1)	—	1,740,000	(145,606)	17,088	90,356	(50,106)	1,651,732
Jack Maguire Brand Contract (1)	—	2,070,000	(15,124)	(11,189)	204,856	(17,473)	2,231,070
Total Brand Contracts	$17,758,372	$44,988,311	$(1,610,073)	$441,667	$9,300,691	$(1,374,488)	$69,504,480

(1)

Unrealized gains include an increase in present value for the period from the ABI date (i.e. contract inception date) through June 30, 2016 of approximately $4.4 million in aggregate for these contracts.

	Three Months Ended September 30, 2015
Brand Contract	Balance June 30, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance September 30, 2015
Vernon Davis Brand Contract	$2,730,057	$—	$(13,370)	$2,646	$82,180	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,727,480	—	(2,543)	(411,117)	81,935	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,156,268	—	—	888	78,237	(28,709)	2,206,684
Alshon Jeffery Brand Contract	7,467,038	—	—	(2,309)	206,690	(29,354)	7,642,065
Michael Brockers Brand Contract	4,007,490	—	—	347	123,593	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$19,088,333	$2,520,000	$(15,913)	$(416,835)	$852,689	$(198,347)	$21,829,927

	Nine Months Ended September 30, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain	Receivable from Contract Party	Balance September 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(131,391)	$71,837	$234,735	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,582,389	—	(8,921)	(414,441)	236,728	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	21,791	224,505	(28,709)	2,206,684
Alshon Jeffery Brand Contract	—	7,940,000	(146,327)	(740)	(121,514)	(29,354)	7,642,065
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,509)	779,830	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$7,221,182	$13,900,000	$(394,894)	$(332,352)	$1,634,338	$(198,347)	$21,829,927

The Company recognizes gains and losses under the following circumstances:

•	Realized gains result from the collection of cash in the current period.
•	Realized losses result from cash that was previously expected to be received that is no longer expected to be received.
•	Unrealized gains are primarily a result of the passage of time bringing future cash flows closer to the present or a result of increases in the estimated amount of future cash flows.
•	Unrealized losses are primarily a result of changes in the timing of estimated cash flows from one period to a subsequent period or decreases in the estimated amounts of future cash flows.

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

The below table summarizes the brand contracts purchased during the three and nine months ended September 30, 2016 and ABI paid to the Company from the ABI effective date through September 30, 2016.

Contract Party	Brand Contract Purchase Date	Purchase Price of Brand Contract		ABI Effective Date	ABI Paid to the Company
Andrew Heaney	February 12, 2016	$3,440,000		January 1, 2015	$33,459
Kendall Wright	April 28, 2016	$3,125,000		December 1, 2014	$177,002
Terrance Williams	April 28, 2016	$3,060,000		February 1, 2015	$84,079
Ryan Shazier	April 28, 2016	$3,110,000		September 1, 2015	$97,782
Collin McHugh	July 26, 2016	$3,958,700	(1)	April 1, 2016	$25,952
Jonathan Schoop	July 25, 2016	$4,910,000	(1)	January 1, 2016	$26,617
Kelly Kraft	July 26, 2016	$2,280,000	(1)	March 1, 2016	$33,725
Yangervis Solarte	July 26, 2016	$3,154,610	(1)	April 1, 2016	$28,443
Maikel Franco	July 27, 2016	$4,350,000	(1)	April 1, 2016	$25,097
Allen Robinson	July 22, 2016	$4,600,000	(1)	February 15, 2016	$1,909
Tyler Duffey	July 26, 2016	$2,230,000	(1)	February 1, 2016	$24,565
Scott Langley	July 26, 2016	$3,060,000	(1)	October 25, 2015	$88,436
Kyle Reifers	July 27, 2016	$1,740,000		April 1, 2016	$145,606
Jack Maguire	July 27, 2016	$2,070,000		March 1, 2016	$15,124
(1)

Represents 100% of the contracted purchase price as defined under the respective brand contracts. The Company paid 5% of the contracted purchase price as defined under the respective brand contracts during the second quarter of 2016. The remaining 95% was paid on the brand contract purchase dates indicated in the table above.

The significant unobservable inputs used in the fair value measurement of the Company’s brand contracts are discount rates, career length, comparable NFL contract values, and comparable MLB and professional golf annual cash flows. The following table summarizes the general effects of changes in these inputs on the fair value of the brand contact and the range and weighted average of the inputs:

Increase In:	Effect on Brand Contract Fair Value	Decrease In:	Effect on Brand Contract Fair Value	Range of Inputs	Weighted Average of Inputs
Discount Rate	Decrease	Discount Rate	Increase	4.5% - 25%	15.2%
Career Length	Increase	Career Length	Decrease	3 - 38 years	10.5	years
Comparable NFL Player Contracts	Increase	Comparable NFL Player Contracts	Decrease	$0.4 million - $97.6 million	$ 25.5	million
Comparable MLB Annual Cash Flows	Increase	Comparable MLB Annual Cash Flows	Decrease	$0.3 million - $30 million	$ 6.6	million
Comparable Golf Annual Cash Flows	Increase	Comparable Golf Annual Cash Flows	Decrease	$0.002 million - $22.9 million	$ 1.6	million

5. INCOME TAXES

For the three and nine months ended September 30, 2016 and 2015, no income tax expense or benefit was recognized.

Deferred tax assets consisted of the following:

	September 30, 2016	December 31, 2015
Deferred tax assets:
Net unrealized (gain) / loss on investment in brand contracts	$(2,712,000)	678,000
Net operating loss carryforward	6,959,000	$6,320,000
Valuation allowance	(4,247,000)	(6,998,000)
Total deferred tax assets	$—	$—

Because of the Company’s limited operating history and cumulative loss, management believes it is more likely than not that the remaining deferred tax asset will not be realized. Therefore, the Company provided a full valuation allowance of $4,247,000 and $6,998,000 against the deferred tax asset as of September 30, 2016 and December 31, 2015, respectively. The federal statutory income tax rate of 35% is offset by the valuation allowance to reconcile to the effective income tax rate of 0%.

As of September 30, 2016 the Company has federal and state income tax net operating loss carryforwards of $5,659,000 and $1,300,000, respectively, which will expire at various dates from 2032 through 2036. Such net operating loss carryforwards will expire as follows:

2032	$460,000
2033	1,182,000
2034	1,767,000
2035	2,911,000
2036	639,000
Total	$6,959,000

The Company adopted a policy to classify accrued interest and penalties as part of the accrued liability for uncertain tax positions, if any, in the provision for income taxes. No accrued interest or penalties were recorded as of September 30, 2016 or December 31, 2015. The Company does not anticipate any significant changes to the unrecognized tax benefits within 12 months of this reporting date.

The Company files income tax returns in federal and state jurisdictions. At September 30, 2016 and December 31, 2015, all tax years were open and may be subject to potential examination in one or more jurisdictions. There are no ongoing examinations by taxing authorities at this time.

6. INCOME (LOSS) PER SHARE

The Company computes net income (loss) per share of its platform common stock and tracking stocks using the two-class method in the financial statements. Basic income (loss) per share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of shares outstanding for the period. The Company has no potentially dilutive common share options or unvested restricted common shares.

As of September 30, 2016, the Company's capital structure consists of eight series of common stocks as listed on the Company’s Condensed Balance Sheets in this Quarterly Report on Form 10-Q.  In accordance with the Company's management and attribution policies, the Company attributes assets, liabilities, income and expenses to its tracking stocks to reflect or "track" the economic performance of the associated brand contract, as defined below. Prior to July 22, 2016, the Company attributed 95% of the ABI from all of its brand contracts to the associated tracking stock and expenses directly attributable to those tracking stocks, such as promotional and marketing-related expenses. On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock. Additionally, the Company attributes to Fantex Series Professional Sports Convertible Tracking Stock 100% of the ABI from the 14 brand contracts associated with that tracking stock. See Note 2 for additional discussion of tracking stocks.

The following tables show the calculation of net income (loss) for the platform common stock and the seven tracking stocks for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30, 2016
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$(351,100)	715,813	194	$716,007	$(1,067,107)
Fantex Series Vernon Davis Convertible Tracking Stock	23,519	4,406	3,488	7,894	15,625
Fantex Series EJ Manuel Convertible Tracking Stock	24,216	54	43	97	24,119
Fantex Series Mohamed Sanu Convertible Tracking Stock	37,671	—	—	—	37,671
Fantex Series Alshon Jeffery Convertible Tracking Stock	284,787	199	157	356	284,431
Fantex Series Michael Brockers Convertible Tracking Stock	650,135	—	—	—	650,135
Fantex Series Jack Mewhort Convertible Tracking Stock	116,149	—	—	—	116,149
Fantex Series Professional Sports Convertible Tracking Stock	5,753,942	26,974	—	26,974	5,726,968
Total	$6,539,319	$747,446	$3,882	$751,328	$5,787,991

	For the Nine Months Ended September 30, 2016
		Attributed Operating Expenses
	Attributed Income (Loss) from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$637,044	3,213,210	22,163	$3,235,373	$(2,598,329)
Fantex Series Vernon Davis Convertible Tracking Stock	(58,689)	13,211	10,826	24,037	(82,726)
Fantex Series EJ Manuel Convertible Tracking Stock	81,594	2,665	2,219	4,884	76,710
Fantex Series Mohamed Sanu Convertible Tracking Stock	509,506	30,651	25,541	56,192	453,314
Fantex Series Alshon Jeffery Convertible Tracking Stock	1,600,291	7,848	6,531	14,379	1,585,912
Fantex Series Michael Brockers Convertible Tracking Stock	863,263	2,101	1,750	3,851	859,412
Fantex Series Jack Mewhort Convertible Tracking Stock	353,066	1,826	1,522	3,348	349,718
Fantex Series Professional Sports Convertible Tracking Stock	5,753,942	26,974	—	26,974	5,726,968
Total	$9,740,017	$3,298,486	$70,552	$3,369,038	$6,370,979

	For the Three Months Ended September 30, 2015
		Attributed Operating Expenses
	Attributed Income from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$22,312	$895,116	$(3,804)	$891,312	$(869,000)
Fantex Series Vernon Davis Convertible Tracking Stock	90,464	3,884	3,237	7,121	83,343
Fantex Series EJ Manuel Convertible Tracking Stock	(312,723)	145	121	266	(312,989)
Fantex Series Mohamed Sanu Convertible Tracking Stock	75,169	-	-	-	75,169
Fantex Series Alshon Jeffery Convertible Tracking Stock	194,162	536	446	982	193,180
Fantex Series Michael Brockers Convertible Tracking Stock	117,743	-	-	-	117,743
Fantex Series Jack Mewhort Convertible Tracking Stock	259,126	-	-		259,126
Total	$446,253	$899,681	$-	$899,681	$(453,428)

	For the Nine Months Ended September 30, 2015
		Attributed Operating Expenses
	Attributed Income from Brand Contracts(1)	Direct Expenses	Management Fees(2)	Total Attributed Operating Expenses	Attributed Net Income (Loss)
Platform Common Stock	$65,619	$3,203,865	$(22,124)	$3,181,741	$(3,116,122)
Fantex Series Vernon Davis Convertible Tracking Stock	301,123	9,800	8,167	17,967	283,156
Fantex Series EJ Manuel Convertible Tracking Stock	(168,827)	1,052	876	1,928	(170,755)
Fantex Series Mohamed Sanu Convertible Tracking Stock	233,981	2,510	2,099	4,609	229,372
Fantex Series Alshon Jeffery Convertible Tracking Stock	(116,142)	8,341	6,950	15,291	(131,433)
Fantex Series Michael Brockers Convertible Tracking Stock	737,505	4,839	4,032	8,871	728,634
Fantex Series Jack Mewhort Convertible Tracking Stock	259,126	-	-	-	259,126
Total	$1,312,385	$3,230,407	$-	$3,230,407	$(1,918,022)

(1)

In accordance with the Company's management and attribution policies, 5% of the income from each brand contract is attributed to the Platform Common Stock with the remaining 95% attributed to the associated tracking stock except that in the case of Fantex Series Professional Sports Convertible Tracking Stock, 100% of the income from the 14 associated brand contracts is attributed to the tracking stock.

(2)

Pursuant to the Company’s management agreement with its Parent as in effect during the three and nine months ended September 30, 2016 and 2015, the management fee is calculated as 5% of the cash receipts from the brand contracts during the relevant periods. On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

During the three and nine months ended September 30, 2016, the Company collected cash pursuant to the brand contracts and attributed the management fee as follows:

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$73,441	$3,488	$184	$3,672
EJ Manuel Brand Contract	906	43	2	45
Alshon Jeffery Brand Contract	3,309	157	8	165
Three Months Ended September 30, 2016	$77,656	$3,688	$194	$3,882

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$227,908	$10,826	$570	$11,396
EJ Manuel Brand Contract	46,711	2,219	117	2,336
Mohamed Sanu Brand Contract	537,716	25,541	1,344	26,885
Alshon Jeffery Brand Contract	137,502	6,531	344	6,875
Michael Brockers Brand Contract	36,853	1,750	92	1,842
Jack Mewhort Brand Contract	32,039	1,522	80	1,602
Andrew Heaney Brand Contract	33,459	—	1,673	1,673
Ryan Shazier Brand Contract	97,782	—	4,889	4,889
Terrance Williams Brand Contract	84,079	—	4,204	4,204
Kendall Wright Brand Contract	177,002	—	8,850	8,850
Nine Months Ended September 30, 2016	$1,411,051	$48,389	$22,163	$70,552

During the three and nine months ended September 30, 2015, the Company collected cash pursuant to the brand contracts and attributed the management fee as follows:

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$68,152	$3,237	$170	$3,407
EJ Manuel Brand Contract	2,543	121	6	127
Alshon Jeffery Brand Contract	9,395	446	23	469
Three Months Ended September 30, 2015	$80,090	$3,804	$199	$4,003

		Management Fee (5%)
Brand Contract	Cash Receipt	Tracking Stock (95%)	Platform Common (5%)	Total
Vernon Davis Brand Contract	$171,938	$8,167	$430	$8,597
EJ Manuel Brand Contract	18,438	876	46	922
Mohamed Sanu Brand Contract	44,187	2,099	110	2,209
Alshon Jeffery Brand Contract	146,326	6,950	366	7,316
Michael Brockers Brand Contract	84,891	4,032	212	4,244
Nine Months Ended September 30, 2015	$465,780	$22,124	$1,164	$23,288

The total management fee is included in the direct expenses of the Platform Common Stock.

On July 22, 2016, the Company and Parent amended the management agreement to provide that the Company will not pay any remuneration to the Parent in respect of gross cash received by the Company pursuant to the 14 brand contracts linked to its Fantex Series Professional Sports Convertible Tracking Stock.

7. PROMISSORY NOTE DUE TO PARENT

On February 12, 2016, the Company borrowed $3,300,000 from its Parent under a promissory note bearing interest at 8% per annum (the “February Note”. The Company used the proceeds of this note to consummate the Andrew Heaney brand contract. On April 28, 2016, the Company and the Parent amended the promissory note to clarify that the only recourse under the promissory note is to the Andrew Heaney brand contract. This note had a maturity date of the earlier of five days following the successful offering of a security linked to the Andrew Heaney brand contract or August 12, 2016.

On April 28, 2016, the Company borrowed $9,000,000 from its Parent under a secured non-recourse promissory note bearing interest at 10% per annum (the “April Note”). The Company used the proceeds of the April Note to consummate the Company’s brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. Under the terms of the Secured Note and the related security agreement, the April Note is secured solely by the Company’s right, title and interest in and to the Company’s brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. The April Note had a maturity date of July 27, 2016.

On July 22, 2016, the Company fully repaid the outstanding principal of $12,300,000 plus accrued interest of $330,567 under the February Note and April Note to the Parent from the proceeds of its Private Placement. See Note 8 for further discussion of the Private Placement.

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

On July 22, 2016, the Company completed the private placement sale of $59,336,580 of its Fantex Sports Portfolio 1 Units. The Parent and certain directors of the Parent purchased a total of 3,083,658 Units in the private placement. The Fantex Sports Portfolio 1 Units consist of shares of tracking stocks set forth in the table below.

Tracking Stock	Shares included in Unit	Brand Contracts linked to the Tracking Stock
Fantex Vernon Davis Tracking Stock	102,454	Vernon Davis Brand Contract
Fantex EJ Manuel Tracking Stock	277,934	EJ Manual Brand Contract
Fantex Mohamed Sanu Tracking Stock	88,365	Mohamed Sanu Brand Contract
Fantex Alshon Jeffery Tracking Stock	603,994	Alshon Jeffery Brand Contract
Fantex Michael Brockers Tracking Stock	255,893	Michael Brockers Brand Contract
Fantex Jack Mewhort Tracking Stock	193,534	Jack Mewhort Brand Contract
Fantex Professional Sports Tracking Stock	4,540,443	14 Brand Contracts - see table below

In connection with the Private Placement, the Company issued 4,540,433 shares of a new tracking stock, Fantex Professional Sports Convertible Tracking Stock which is linked to the following brand contracts and will be attributed 100% of the ABI generated from these brand contracts:

Brand Contract
Kendall Wright Brand Contract
Andrew Heaney Brand Contract
Terrance Williams Brand Contract
Ryan Shazier Brand Contract
Scott Langley Brand Contract
Kelly Kraft Brand Contract
Kyle Reifers Brand Contract
Jack Maguire Brand Contract
Tyler Duffey Brand Contract
Collin McHugh Brand Contract
Jonathan Schoop Brand Contract
Yangervis Solarte Brand Contract
Maikel Franco Brand Contract
Allen Robinson Brand Contract

On August 16, 2016, the Company’s Board of Directors declared dividends on the following tracking stocks:

Tracking Stock	Per Share	Total Amount Paid
Fantex Series Vernon Davis Convertible Tracking Stock	$1.50	$631,650
Fantex Series EJ Manuel Convertible Tracking Stock	$0.37	$193,769
Fantex Series Mohamed Sanu Convertible Tracking Stock	$3.60	$591,480
Fantex Series Alshon Jeffrey Convertible Tracking Stock	$0.31	$259,098
Fantex Series Michael Brockers Convertible Tracking Stock	$0.61	$220,942
Fantex Series Jack Mewhort Convertible Tracking Stock	$0.25	$67,025
Fantex Series Professional Sports Convertible Tracking Stock	$0.17	$771,875

The dividends were paid September 14, 2016 to all stockholders of record for each security listed in the table above as of the close of business on September 7, 2016.

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

9. COMMITMENTS AND CONTINGENCIES

The Company has entered into twenty brand contracts to date with various Contract Parties listed in Note 2. As of September 30, 2016, these brand contracts were all consummated. Fantex has no further financial obligations to the Contract Party under the brand contract other than certain obligations to indemnify the Contract Party. The Company has evaluated the impact of these indemnity obligations on its financial statements and determined that they are not material.

10. SUBSEQUENT EVENTS

On October 20, 2016, the Board of Directors declared a $0.03 per share dividend to the stockholder of record of our Platform Common Stock as of October 20, 2016. Our Parent, Fantex Holdings, Inc. is the owner of all the outstanding shares of our Platform Common Stock. The dividend totaling $3.0 million was paid to the stockholder of record on November 1, 2016.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and notes hereto presented in this Quarterly Report on Form 10-Q as well as our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015. This discussion contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or other words that convey uncertainty of future events or outcomes. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. Factors that could cause or contribute to such subsequent events and developments include, but are not limited to, those identified below and those discussed in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A—Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015, as incorporated herein. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q. Unless the context requires otherwise, in this Quarterly Report on Form 10-Q, the terms “Fantex,” “Company,” “we,” “us,” and “our” refer to Fantex, Inc., a Delaware corporation, unless otherwise noted.

Overview

We were incorporated on September 14, 2012 in Delaware as a wholly-owned subsidiary of Fantex Holdings, Inc. (“Fantex Holdings,” or our “parent”).  Fantex Holdings was incorporated in Delaware on April 9, 2012 and is headquartered in San Francisco, California. We are an early stage company and have relied on our parent to conduct our operations through its employees.  Until recently, our operations have consisted of targeting, evaluating and accessing brands and negotiating the acquisition of minority interests (“acquired brand income” or “ABI”) in the brand income of athletes that meet our criteria.

During this quarter, we have decided to cease the acquisition of new brand contracts. This decision was made due to the difficulty we encountered in securing financing from unaffiliated parties through the offering of tracking stocks to pay the purchase price for our brand contracts. Since our inception in September, 2012, we have purchased 20 brand contracts at a cost of approximately $69.5 million. Our parent and certain directors, officers and related persons of our parent have provided (through the purchase of our securities in public and private offerings) approximately $33.6 million (48%) of the financing required to purchase these brand contracts. We have taken steps to streamline the business so that we can effectively manage and administer our existing 20 brand contracts. In the coming months, we intend to:

•

Decrease the total number of our stockholders to under 300 by implementing a reverse stock split and cashing out stockholders with fewer than one share, which will permit us to suspend our reporting obligations under the Exchange Act;

•	Reduce personnel costs attributed to us from our parent company, Fantex Holdings; and,
•

Reduce our non-personnel costs to an appropriate level for administering our existing brand contracts and maintaining basic corporate activities (e.g., collection of brand income, maintaining brand contract assets, payment of dividends, continued compliance with all regulatory obligations).

In addition, during the third quarter our affiliate Fantex Brokerage Services closed its alternative trading system and ceased operations.

As of September 30, 2016, we had brand contracts in effect with each of the following contract parties:

Contract Party	Primary Career	ABI Effective Date	Brand Income % Payable to Us	Purchase Price for the Brand Contract (in millions)
Brand Contracts Consummated as of September 30, 2016
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

(2)	In July 2016, we used the proceeds from the private placement sale of $59,336,580 of Fantex Sports Portfolio 1 Units to consummate the remaining 95% of these brand contracts.

We continue to operate under a management agreement with our Parent, who provides us with management and administrative services, including providing and compensating our executive management and other personnel as well as services relating to information technology support, brand management and other support, operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. However, if our Parent is unable to perform any of the services that it is required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses, sooner than we anticipate. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement.

Brand Contracts Signed and Consummated During the Three and Nine Months Ended September 30, 2016 and 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Brand Contracts signed	—	3	9	6
Brand Contracts consummated	10	1	14	3

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Income (Loss) from Brand Contracts

We account for our brand contracts at estimated fair market value, as more fully described in Note 4, “Investment In Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

During the three months ended September 30, 2016 and 2015, the change in fair value of our brand contract portfolio resulted in income from brand contracts of $6,541,657 and $446,253, respectively.

	Three Months Ended September 30, 2016
Brand Contract	Balance June 30, 2016	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2016
Vernon Davis Brand Contract	$795,045	$—	$(15,263)	$3,914	$20,844	$(60,709)	$743,831
EJ Manuel Brand Contract	998,281	—	(906)	(6,969)	34,797	(28,529)	996,674
Mohamed Sanu Brand Contract	1,725,289	—	—	(846)	40,500	(17,748)	1,747,195
Alshon Jeffery Brand Contract	9,152,446	—	—	5,490	294,286	(345,509)	9,106,713
Michael Brockers Brand Contract	3,345,932	—	—	227,399	456,954	(369,786)	3,660,499
Jack Mewhort Brand Contract	3,318,352	—	—	(1,013)	123,276	(13,145)	3,427,470
Andrew Heaney Brand Contract	3,289,177	—	—	621	138,975	(26,954)	3,401,819
Collin McHugh Brand Contract(1)	228,015	3,760,765	(24,655)	(1,618)	772,574	(26,645)	4,708,436
Jonathan Schoop Brand Contract(1)	285,294	4,664,500	(47,271)	(1,232)	1,011,324	(4,283)	5,908,332
Yangervis Solarte Brand Contract(1)	175,054	2,996,880	(27,001)	(469)	471,372	(29,857)	3,585,979
Maikel Franco Brand Contract(1)	249,401	4,132,500	(50,837)	(555)	807,902	—	5,138,411
Tyler Duffey Brand Contract(1)	127,677	2,118,500	(23,337)	(4,671)	403,673	(22,829)	2,599,013
Scott Langley Brand Contract(1)	154,188	2,907,000	(69,262)	39,197	106,349	(38,649)	3,098,823
Ryan Shazier Brand Contract	3,320,516	—	—	291	104,572	(24,330)	3,401,049
Allen Robinson Brand Contract(1)	264,438	4,370,000	(1,813)	(6,893)	854,980	(16,514)	5,464,198
Terrance Williams Brand Contract	3,086,100	—	—	1,185	102,046	(41,025)	3,148,306
Kendall Wright Brand Contract	3,207,322	—	—	2,462	97,458	(174,003)	3,133,239
Kelly Kraft Brand Contract(1)	116,217	2,166,000	(31,551)	27,768	114,605	(41,348)	2,351,691
Kyle Reifers Brand Contract(1)	—	1,740,000	(145,606)	17,088	90,356	(50,106)	1,651,732
Jack Maguire Brand Contract(1)	—	2,070,000	(15,124)	(11,189)	204,856	(17,473)	2,231,070
Total Brand Contracts	$33,838,744	$30,926,145	$(452,626)	$289,960	$6,251,699	$(1,349,442)	$69,504,480

(1)

Unrealized gains include an increase in present value for the period from the contract ABI date through June 30, 2016 of approximately $3.7 million in aggregate for these contracts, as a result of the passage of time.

	Three Months Ended September 30, 2015
Brand Contract	Balance June 30, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2015
Vernon Davis Brand Contract	$2,730,057	$—	$(13,370)	$2,646	$82,180	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,727,480	—	(2,543)	(411,117)	81,935	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,156,268	—	—	888	78,237	(28,709)	2,206,684
Alshon Jeffery Brand Contract	7,467,038	—	—	(2,309)	206,690	(29,354)	7,642,065
Michael Brockers Brand Contract	4,007,490	—	—	347	123,593	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$19,088,333	$2,520,000	$(15,913)	$(416,835)	$852,689	$(198,347)	$21,829,927

We completed the consummation of 10 brand contracts during the three months ended September 30, 2016, which resulted in an increase in income from brand contracts of $5.1 million compared to the same quarter of 2015. In the three months ended September 30, 2016, all of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, except for our brand contract with Michael Brockers.

In September, 2016, Michael Brockers signed a three year contract extension (through the 2019 NFL season) with the Los Angeles Rams for approximately $33.3 million. This amount is in addition to his current $6.1 million salary for the 2016 NFL season. The addition of new contract cash flows and the change in discount rates on those cash flows increased the fair value of our brand contract with Michael Brockers by approximately $ 0.3 million during the quarter ended September 30, 2016.

We completed the consummation of one brand contract during the three months ended September 30, 2015. In the three month period ended September 30, 2015, all of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, except for our brand contract with EJ Manuel.

The decrease in our valuation of the EJ Manuel Brand Contract for the three months ended September 30, 2015, reflected an approximately $0.4 million reduction in our estimate of expected ABI under the brand contract. This reduction in estimated ABI under the EJ Manuel Brand Contract resulted from our estimate that EJ Manuel’s future endorsement income would decrease, relative to the amounts we had previously projected he would earn, due to his failure to obtain the starting quarterback position for the Buffalo Bills. We also reviewed the fair value assumptions of his current and future NFL contracts including career length and the composition of comparable contracts. We have concluded that, as of September 30, 2015, these assumptions were reasonable as these comparable contracts included a representative mix of starting, journeymen and back-up quarterback comparable players.

During the nine months ended September 30, 2016 and 2015, the change in fair value of our brand contract portfolio resulted in income from brand contracts of $9,740,017 and $1,301,985, respectively.

	Nine Months Ended September 30, 2016
Brand Contract	Balance December 31, 2015	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2016
Vernon Davis Brand Contract	$1,036,757	$—	$(170,440)	$18,736	$(80,513)	$(60,709)	$743,831
EJ Manuel Brand Contract	950,303	—	(13,326)	(6,899)	95,125	(28,529)	996,674
Mohamed Sanu Brand Contract	1,750,146	—	(521,525)	10,482	525,840	(17,748)	1,747,195
Alshon Jeffery Brand Contract	7,789,801	—	(22,102)	100,136	1,584,387	(345,509)	9,106,713
Michael Brockers Brand Contract	3,138,539	—	(16,952)	231,972	676,726	(369,786)	3,660,499
Jack Mewhort Brand Contract	3,092,826	—	(23,860)	17,081	354,568	(13,145)	3,427,470
Andrew Heaney Brand Contract (1)	—	3,340,000	(33,459)	4,812	142,466	(52,000)	3,401,819
Collin McHugh Brand Contract(1)	—	3,958,700	(25,953)	(1,789)	804,123	(26,645)	4,708,436
Jonathan Schoop Brand Contract(1)	—	4,910,000	(48,602)	(1,338)	1,052,555	(4,283)	5,908,332
Yangervis Solarte Brand Contract(1)	—	3,154,611	(28,423)	(2,419)	492,067	(29,857)	3,585,979
Maikel Franco Brand Contract(1)	—	4,350,000	(52,092)	(741)	841,244	—	5,138,411
Tyler Duffey Brand Contract(1)	—	2,230,000	(24,565)	(4,880)	421,287	(22,829)	2,599,013
Scott Langley Brand Contract(1)	—	3,060,000	(73,548)	36,612	114,408	(38,649)	3,098,823
Ryan Shazier Brand Contract (1)	—	3,110,000	(97,782)	6,890	406,271	(24,330)	3,401,049
Allen Robinson Brand Contract(1)	—	4,600,000	(1,908)	(6,948)	889,568	(16,514)	5,464,198
Terrance Williams Brand Contract (1)	—	3,060,000	(84,079)	4,720	208,690	(41,025)	3,148,306
Kendall Wright Brand Contract (1)	—	3,125,000	(177,002)	4,129	355,115	(174,003)	3,133,239
Kelly Kraft Brand Contract(1)	—	2,280,000	(33,725)	25,212	121,552	(41,348)	2,351,691
Kyle Reifers Brand Contract(1)	—	1,740,000	(145,606)	17,088	90,356	(50,106)	1,651,732
Jack Maguire Brand Contract(1)	—	2,070,000	(15,124)	(11,189)	204,856	(17,473)	2,231,070
Total Brand Contracts	$17,758,372	$44,988,311	$(1,610,073)	$441,667	$9,300,691	$(1,374,488)	$69,504,480

(1)

Unrealized gains include an increase in present value for the period from the contract ABI date through June 30, 2016 of approximately $4.4 million in aggregate for these contracts, as a result of the passage of time.

In the nine months ended September 30, 2016, each of our brand contracts performed generally as anticipated, with no changes to the observable inputs used in our fair value determination, except for our brand contracts with Mohamed Sanu, Vernon Davis, Andrew Heaney, Alshon Jeffery and Michael Brockers. We also consummated 14 brand contracts during the nine months ended September 30, 2016.

The brand contracts mentioned above had changes to their observable inputs during the nine months ended September 30, 2016 resulting from our reassessments of future cash flow projections under such brand contracts due to either new player contracts entered into during the period or to player injuries. These changes to observable inputs in our fair value determinations of our brand contracts with Mohamed Sanu, Vernon Davis, Andrew Heaney, Alshon Jeffery and Michael Brockers resulted in an unrealized loss, with respect to such brand contracts, of approximately $1.2 million for the nine months ended September 30, 2016, and is shown net of the increase in present value of expected cash flows in the Unrealized Gain (Loss) column above.

	Nine Months Ended September 30, 2015
Brand Contract	Balance December 31, 2014	Purchases	Payments on Brand Contracts	Realized Gain (Loss)	Unrealized Gain (Loss)	Receivable from Contract Party	Balance September 30, 2015
Vernon Davis Brand Contract	$2,626,332	$—	$(131,391)	$71,837	$234,735	$(85,835)	$2,715,678
EJ Manuel Brand Contract	2,582,389	—	(8,921)	(414,441)	236,728	(22,972)	2,372,783
Mohamed Sanu Brand Contract	2,012,461	—	(23,364)	21,791	224,505	(28,709)	2,206,684
Alshon Jeffery Brand Contract	—	7,940,000	(146,327)	(740)	(121,514)	(29,354)	7,642,065
Michael Brockers Brand Contract	—	3,440,000	(84,891)	(3,509)	779,830	(21,199)	4,110,231
Jack Mewhort Brand Contract	—	2,520,000	—	(7,290)	280,054	(10,278)	2,782,486
Total Brand Contracts	$7,221,182	$13,900,000	$(394,894)	$(332,352)	$1,634,338	$(198,347)	$21,829,927

In the nine month period ended September 30, 2015, all of our contracts performed generally as anticipated, except for our contracts with EJ Manuel and Alshon Jeffery.

The decrease in our valuation of the EJ Manuel Brand Contract for the nine months ended September 30, 2015, reflected an approximately $0.4 million reduction in our estimate of expected ABI under the brand contract. This reduction in estimated ABI under the EJ Manuel Brand Contract resulted from our estimate that EJ Manuel’s future endorsement income would decrease, relative to the amounts we had previously projected he would earn, due to his failure to obtain the starting quarterback position for the Buffalo Bills. We also reviewed the fair value assumptions of his current and future NFL contracts including career length and the composition of comparable contracts. We have concluded that, as of September 30, 2015, these assumptions were reasonable as these comparable contracts included a representative mix of starting, journeymen and back-up quarterback comparable players.

In our initial valuation of the Alshon Jeffery Brand Contract, we estimated that Alshon Jeffery would renegotiate his contract prior to the 2015 NFL season and receive a six year, $79.4 million contract including a $17.8 million signing bonus and that in 2021, he would sign a two year, $20.7 million contract with a $1.5 million signing bonus. During the second quarter of 2015, we concluded he would not renegotiate his contract prior to the beginning of the 2015 NFL season. As a result of this change, we performed a revaluation of Alshon Jeffery’s comparable contracts as of June 30, 2015. The decrease in the value of comparable NFL player contracts resulted in a decrease in the fair value of Alshon Jeffery’s Brand Contract. As of June 30, 2015, we estimated that Alshon Jeffery would sign a six year, $76.8 million contract with an $18.3 million signing bonus before the beginning of the 2016 NFL season and in 2022, he would sign a one year, $7.5 million contract with a $1.6 million signing bonus. See Note 4, “Investment In Brand Contracts, At Fair Value in the Notes to Condensed Financial Statements,” for the effects of changes of unobservable inputs on the fair values of brand contracts.

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

We made no other material changes to our assumptions in determining brand income for the three or nine months ended September 30, 2016 and 2015 other than as described above. See additional information on our brand contract valuations in “Critical Accounting Policies— Fair Value of Financial Instruments— Brand Contract Values” beginning on page 37

For additional information on how we estimated fair values of our brand contracts, see Note 4, “Investment in Brand Contracts, at Fair Value” in the Notes to Condensed Financial Statements.

Income from Other Investments

During the three and nine months ended September 30, 2015, we recorded income of $10,400 from our 10% ownership interest in Jamba Juice franchises in connection with our brand contract with Vernon Davis. We did not record any income from this investment during the three and nine months ended September 30, 2016.

Operating Expenses

The operating expenses for the three and nine months ended September 30, 2016 and 2015 reflect costs incurred to develop and operate our business. All such costs to date except those under our management agreement with our Parent, have been allocated to us from our Parent. Expenses such as personnel and facility costs were primarily allocated based on the estimated number of full time equivalent (FTE) employees working on activities associated with us. All personnel costs were allocated based on an estimated percentage of time spent on our activities. Facility costs were allocated based on the FTE employees associated with us as a percentage of all employees of our Parent. All other costs were specifically identified and charged to us as determined by management. All estimates are deemed to be reasonable and reflect, in the best judgment of our management, the costs associated with our activities.

Comparison of Operating Expenses for three months ended September 30, 2016 and 2015

T
	Three Months Ended September 30,		Increase (Decrease)
	2016	2015	$	%
OPERATING EXPENSES:
Personnel Costs	328,446	365,926	(37,480)	(10.2)
Professional Services	207,567	386,964	(179,397)	(46.4)
General and administrative, exclusive of personnel costs	144,182	146,791	(2,609)	(1.8)

We currently have no employees, but are being supported by personnel employed by our Parent. The decrease in personnel costs during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, reflects the resignation of our Chief Financial Officer effective August 1, 2016 and the elimination of product management staffing.  Our FTE employees are involved in activities related to brand contract maintenance, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was the result of cost associated with regulatory filings and costs associated with maintaining the brand agreements which occurred in the three months ended September 30, 2015 and did not repeat in the same period of 2016.  We believe that our overall professional services-related spending will decrease from these current levels as we eliminate our activities around brand contract acquisition and transform the business into maintaining and servicing our brand contract assets.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. Lower insurance and travel related costs were offset by higher facilities costs which kept overall general and administrative expenses flat during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Comparison of Operating Expenses for nine months ended September 30, 2016 and 2015

	Nine Months Ended September 30,		Increase / (Decrease)
	2016	2015	$	%
OPERATING EXPENSES:
Personnel Costs	1,130,066	1,088,529	41,537	3.8%
Professional Services	1,322,938	1,625,993	(303,055)	(18.6)%
General and administrative, exclusive of personnel costs	585,618	515,885	69,733	13.5%

The increase in personnel costs during the nine months ended September 30, 2016 reflects an additional 1.0 FTE employee being allocated to us by our Parent and a net increase in the salary of our Chief Executive Officer and Chief Financial Officer pursuant to their employment agreements with our Parent compared to the same period of 2015 offset by reductions in product management personnel costs. Our FTE employees during those periods were involved in activities related to brand contract acquisitions, valuations and compliance with public company reporting requirements.

Professional services consist primarily of legal, audit and marketing services. The decrease in professional services during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was the result of a $336,000 decrease in marketing expenses and an $80,000 decrease in legal expenses, offset by a $113,000 increase in audit, compliance and regulatory costs. During the nine months ended September 30, 2015, we incurred costs associated with brand platform and athlete development initiatives that did not recur in the corresponding period of 2016. Additionally, during the nine months ended September 30, 2015, we incurred legal costs in connection with the Michael Brockers and Jack Mewhort offerings as well as public company compliance costs which also did not recur in the corresponding period in 2016.  We believe that our overall professional services-related spending will decrease from these current levels as we move the business into maintaining and servicing our brand contract assets.

General and administrative expenses, exclusive of personnel costs, consist primarily of the allocation of facility, insurance and travel-related costs. The increase for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, is primarily due to increases in facility costs of approximately $37,000 and travel and entertainment costs related to marketing activities in the early part of 2016 of approximately $33,000.  We believe that these should decrease over time as we reduce costs for travel and entertainment.

As our operations continue, we expect to continue to incur expenses of the type and nature described above. In addition, we expect to incur additional management fees pursuant to our management agreement with our Parent. The table below summarizes the management fees for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Management Fees	$3,882	$4,003	$70,552	$23,288

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

Interest Expense

On February 12, 2016, we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum, the proceeds of which were used to consummate the Andrew Heaney brand contract. On April 28, 2016, the note was amended to be a secured non-recourse promissory note. On April 28, 2016, we borrowed an additional $9,000,000 from our Parent under a secured non-recourse promissory note bearing interest at 10% per annum, the proceeds of which were used to consummate the Kendall Wright, Terrance Williams and Ryan Shazier

brand contracts. Interest expense for the three and nine months ended September 30, 2016 was $71,133 and $330,567, respectively.  All outstanding principal and accrued but unpaid interest under such promissory notes was repaid in full on July 22, 2016 with the proceeds from our private placement offering.

Liquidity and Capital Resources

To date, we have relied significantly on our Parent for liquidity and capital resources.

On February 12, 2016, we borrowed $3,300,000 from our Parent under a promissory note bearing interest at 8% per annum. We used the proceeds of this note to consummate the Andrew Heaney brand contract. On April 28, 2016, we and our Parent amended the promissory note to clarify that the only recourse under the promissory note was to the Andrew Heaney Brand Contract. This note was fully repaid on July 22, 2016 with the proceeds from our private placement offering of 5,933,658 Fantex Sports Portfolio 1 Units.

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

On April 28, 2016, we borrowed an additional $9,000,000 from our Parent under a secured non-recourse promissory note (the “Secured Note”) bearing interest at 10% per annum. We used the proceeds of the Secured Note to consummate our brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier.  Under the terms of the Secured Note and the related security agreement, the Secured Note was secured solely by our right, title and interest in and to our brand contracts with Kendall Wright, Terrance Williams and Ryan Shazier. All outstanding principal and accrued but unpaid interest under the Secured Note was fully repaid on July 22, 2016 with proceeds from our private placement offering of 5,933,658 Fantex Sports Portfolio 1 Units.

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

On July 22, 2016, we completed the private placement offering of 5,933,658 Fantex Sports Portfolio 1 Units (the “Unit”) at $10.00 per Unit. Each Unit is comprised of fractional shares from six tracking stocks originally purchased by our Parent and other directors and related persons of our Parent and from one new tracking stock, Fantex Series Professional Sports Convertible Tracking Stock, which is linked to 14 brand contracts. The composition of the Units is detailed below:

Compostion of Fantex Sports Portfolio 1 Units	Aggregate Number of Shares included in Units	(1), (2)	Aggregate Purchase Price of Shares Included in Units
Fantex Vernon Davis Tracking Stock	102,454		$373,957
Fantex EJ Manuel Tracking Stock	277,934		594,779
Fantex Mohamed Sanu Tracking Stock	88,365		1,214,135
Fantex Alshon Jeffery Tracking Stock	603,994		5,725,863
Fantex Michael Brockers Tracking Stock	255,893		2,328,626
Fantex Jack Mewhort Tracking Stock	193,534		2,246,930
Repurchased Tracking Stocks	1,522,174		$12,484,290

Kendall Wright Brand Contract			3,293,152
Andrew Heaney Brand Contract			3,415,195
Terrance Williams Brand Contract			3,139,875
Ryan Shazier Brand Contract			3,202,893
Scott Langley Brand Contract			3,060,000
Kelly Kraft Brand Contract			2,280,000
Kyle Reifers Brand Contract			1,740,000
Jack Maguire Brand Contract			2,070,000
Tyler Duffey Brand Contract			2,230,000
Collin McHugh Brand Contract			3,958,700
Jonathan Schoop Brand Contract			4,910,000
Yangervis Solarte Brand Contract			3,154,610
Maikel Franco Brand Contract			4,350,000
Allen Robinson Brand Contract			4,600,000
Fantex Professional Sports Tracking Stock	4,540,443		$45,404,426

(1)

The shares of the tracking stocks included in the Unit were purchased from our Parent and certain directors and officers of our Parent at the selling price. See Note 3, “Related Party Transactions” in the Condensed Financial Statement of this Form 10-Q for further information.

(2)

Each Unit consists of 0.017 shares of Fantex Series Vernon Davis Convertible Tracking Stock (“Fantex Series Vernon Davis”), 0.047 shares of Fantex Series EJ Manuel Convertible Tracking Stock (“Fantex Series EJ Manuel”), 0.015 shares of Fantex Series Mohamed Sanu Convertible Tracking Stock (“Fantex Series Mohamed Sanu”), 0.102 shares of Fantex Series Alshon Jeffery Convertible Tracking Stock (“Fantex Series Alshon Jeffery”), 0.043 shares of Fantex Series Michael Brockers Convertible Tracking Stock (“Fantex Series Michael Brockers”), 0.033 shares of Fantex Series Jack Mewhort Convertible Tracking Stock (“Fantex Series Jack Mewhort”) and 0.765 shares of Fantex Series Professional Sports Convertible Tracking Stock (“Fantex Series Professional Sports”)

  Immediately prior to and contingent upon the consummation of the private placement of the Units, we repurchased an aggregate of 102,454, shares of Fantex Series Vernon Davis, 277,934 shares of Fantex Series EJ Manuel, 88,365 shares of Fantex Series Mohamed Sanu, 603,994 shares of Fantex Series Alshon Jeffery, 255,893 shares of Fantex Series Michael Brockers and 193,534 shares of Fantex Series Jack Mewhort from our Parent and certain directors and related persons of our Parent to include in the Units for an aggregate purchase price of approximately $12.5 million. Our Parent and certain directors of our Parent purchased an aggregate of 3,083,658 Units in the private placement for an aggregate purchase price of $30.8 million.

We raised $45.4 million of proceeds net of transaction costs in the Private Placement. On July 22, 2016, we repaid $12.6 million in outstanding principal and unpaid accrued interest on our two outstanding promissory notes to our Parent. We also completed the acquisition of the twelve partially consummated brand contracts and two unconsummated brand contracts for an aggregate purchase price of $31.0 million. The remaining offering proceeds to us of $3.3 million were used for general working capital purposes.

During the three months ended September 30, 2015, we completed the initial public offering to consummate the Jack Mewhort brand contract. We raised $2.52 million net of underwriting discounts and expenses, and substantially all of the net proceeds were paid to Jack Mewhort to consummate the Jack Mewhort brand contract.

During the nine months ended September 30, 2015, we completed the initial public offering to consummate the Alshon Jeffery, Michael Brockers and Jack Mewhort brand contracts. We raised approximately $13.9 million net of underwriting discounts and expenses and substantially all of the net proceeds were paid to the contract counter-parties to consummate their respective brand contracts.

During the three months ended September 30, 2016 and 2015, we collected $527,222 and $69,690, respectively, and during the nine months ended September 30, 2016 and 2015, we collected $1,448,110 and $455,380, respectively, from our brand contracts representing our interest in brand income generated by such brand contracts.

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

For the three months ended September 30, 2016 and 2015, our Parent contributed capital of $674,836 and $895,407, respectively. For the nine month ended September 30, 2016 and 2015, our Parent contributed capital of $3,850,132 and $3,157,919. The contributed capital includes expenses paid by our Parent on our behalf and allocated to us as expenses and cash contributions of $885,230 during the nine months ended September 30, 2016. Our Parent will continue to fund our liquidity and capital resource needs either through direct cash contributions, non-cash contributed capital for direct and indirect expenses, or a combination of both.

On August 16, 2016, the Company’s Board of Directors declared dividends on the following tracking stocks:

Tracking Stock	Per Share	Total Amount Paid
Fantex Series Vernon Davis Convertible Tracking Stock	$1.50	$631,650
Fantex Series EJ Manuel Convertible Tracking Stock	$0.37	$193,769
Fantex Series Mohamed Sanu Convertible Tracking Stock	$3.60	$591,480
Fantex Series Alshon Jeffery Convertible Tracking Stock	$0.31	$259,098
Fantex Series Michael Brockers Convertible Tracking Stock	$0.61	$220,942
Fantex Series Jack Mewhort Convertible Tracking Stock	$0.25	$67,025
Fantex Series Professional Sports Convertible Tracking Stock	$0.17	$771,875

The dividends were paid September 14, 2016 to all stockholders of record for each security listed in the table above as of the close of business on September 7, 2016.

On October 20, 2016, our Board of Directors declared a $0.03 per share dividend on our Platform Common Stock. The dividend was payable October 21, 2016 to all stockholders of record as of the close of business on October 20, 2016. Our Parent, Fantex, Holdings, is the owner of all shares of our Platform Common stock. The dividend totaling $3.0 million was paid to the stockholder of record on October 21, 2016.

We are not committed to any future capital expenditures and certain agreements, such as rental commitments, are the responsibility of our Parent. We expect, however, that our operations (excluding upfront payments under future brand contracts) will continue to consume cash as we eliminate our activities around brand contract acquisition and transform the business into maintaining and servicing our brand contract assets.

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

If our Parent is unable to perform any of the services that they are required to perform under the management agreement, due to financial difficulty or otherwise, then we may be forced to assume management and administrative tasks, and incur additional expenses. Until such time, we will continue to rely on our Parent to conduct our operations in accordance with the management agreement. We are dependent on the continued support of our Parent; at this time our Parent intends to continue to fund operations for at least the next 12 months. Our Parent has no obligation to continue to finance our operations except as required under our management agreement with them.

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

Reverse / Forward Stock Split

During the three months ended September 30, 2016, the Board of Directors and the majority holder of our common stock, Fantex Holdings, Inc. approved amendments to the Company’s Amended and Restated Certificate of Incorporation to effect a reverse stock split of the Company’s Common Stock par value $0.0001 per share (“Common Stock”), at an exchange ratio of 1-for-200 shares of outstanding Common Stock (the “Reverse Split”), promptly followed by a forward stock split of the Company’s outstanding Common Stock, at an exchange ratio of 200-for-1 shares of outstanding Common Stock (the “Forward Split” and together with the Reverse Split, the “Reverse/Forward Split”).

If given effect, the Reverse/Forward Split would affect any registered stockholder that holds fewer than 200 shares of a specific series of Tracking Stock in his, her or its account immediately prior to the effective time of the Reverse Split. However, holders of the Company’s Units would not be affected by the Reverse/Forward Split. In addition, such amendments would not change the par value per share or the number of authorized shares of Common Stock. Holders of less than one share of Fantex Series Vernon Davis Convertible Tracking Stock, Fantex Series EJ Manuel Convertible Tracking Stock, Fantex Series Mohamed Sanu Convertible Tracking Stock, Fantex Series Alshon Jeffery Convertible Tracking Stock, Fantex Series Michael Brockers Convertible Tracking Stock and Fantex Series Jack Mewhort Convertible Tracking Stock as a result of the Reverse Split would be cashed out at the fair value as determined by the Board of Directors using an independent valuation firm.

The primary purpose of the Reverse/Forward Split would be to ensure that the number of holders of our Common Stock will be below 300 so that we can terminate the registration of our Common Stock under Section 12(g) of the Exchange Act. If we terminate the registration of our Common Stock under Section 12(g) of the Exchange Act and cease to be a reporting company, we expect it would result in the elimination of the expenses related to our disclosure and reporting requirements under the Exchange Act.

If given effect, we do not currently expect that the Reverse/Forward Split would, in and of itself, affect our current business plan or operations, except for the anticipated cost and management time savings associated with termination of our obligations to file periodic reports under the Exchange Act with the SEC. If we cease to be a reporting company, we anticipate a reduction in our regulatory compliance and legal costs of approximately $550,000 per year.

We do not know if or when the Reverse/Forward Split will become effective nor if or when we will terminate the registration of our Common Stock under the Exchange Act and cease to be a reporting company. We also do not know if we will be able to realize any of the anticipated cost savings if we cease to be a reporting company under the Exchange Act. In addition, if given effect, the Reverse/Forward Split may be on different terms than what we currently anticipate, as disclosed above.

Other Events

On November 14, 2016 it was announced that Alshon Jeffery has been suspended for four games without pay for violating the NFL's policy on performance enhancing substances. Pursuant to our brand contract with Alshon Jeffery, he is contractually obligated to pay us ABI due for those four games after they are played.

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

The following table shows the change in fair value of our brand contract portfolio by Category A, Category B and Category C from the inception date of all of our completed brand contracts through September 30, 2016.

	Inception	Payments on Brand Contracts	Increase in Present Value	Gain (Loss)	Transfers / Reclassifications	Balance September 30, 2016
Category A
Player Earnings	$1,706,082	$(3,345,307)	$337,701	$880,495	$5,497,453	$5,076,424
Endorsements	14,657	(295,016)	2,134	9,634	268,591	—
Category B
Player Earnings	1,490,988	(175,859)	651,366	68,046	668,891	2,703,432
Endorsements	69,001	(2,000)	30,089	(36,165)	(60,925)	—
Category C
Player Earnings	61,113,803	(198,459)	11,368,237	(6,691,286)	(7,507,418)	58,084,877
Endorsements	4,829,304	(79,406)	661,237	(1,841,959)	(301,473)	3,267,703
Post-Career	198,775	—	97,150	73,317	2,802	372,044
Total	$69,422,610	$(4,096,047)	$13,147,914	$(7,537,919)	$(1,432,078)	$69,504,480

See “Results of Operations – Three and Nine Months Ended September 30, 2016 and 2015” above for discussion of changes in the estimates of certain cash flows and changes in realized and unrealized gains and losses under our brand contracts.

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

We are entitled to certain information and audit rights pursuant to the brand contracts that enable us to adequately calculate and collect the ABI under the brand contract. In addition to such annual audit rights, we proactively monitor and administer our rights under the brand contracts. Following the execution of a brand contract, we prepare a schedule charting the timing and amounts of expected future payments associated with that certain counterparty’s existing contracts that are subject to our brand contract, along with the term and the expected timing each contract would be expected to be renegotiated or renewed. We also ensure that all directives to pay Fantex directly have been executed and accepted by the parties making such payments. We contact the contract party at renewal terms to determine whether the contracts will be renewed and take necessary steps to ensure that any new agreements are covered under the brand contract.

We also review each brand contract quarterly and contact each of our contract parties to determine if the parties entered into additional agreements or renegotiated existing agreements that may impact our ABI. To supplement these direct inquiries, we also monitor social and mainstream media for information relevant to our brand contract or relationship with each of our contract parties, including trade rumors, reports of new endorsements or other agreements that may be subject to our brand contract with such contract parties, reports of renegotiation of existing agreements and reports of personal behavior that may be beneficial or detrimental to the brand contract in general.

In addition to the above, in the event that expected payments are not received on a timely basis, we attempt to contact the contract party and resolve any issues of nonpayment amicably. If our efforts are unsuccessful, any issues with contract payments will initially be escalated to senior management for resolution. Depending on the nature and materiality of the contract party’s nonperformance, we may initiate legal action to recover any unpaid amounts under the brand contract. Significant or continuous nonpayment may be material and may trigger additional disclosure under the Securities Act as well as impair the fair value of the asset on our books.

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

Management Agreement

We have entered into a management agreement with our Parent, pursuant to which our Parent has agreed to provide us with management and administrative services, including providing and compensating our executive management and other personnel, as well as services relating to information technology support, brand management and other support operations, facilities, human resources, tax planning and administration, accounting, treasury and insurance. Under the terms of the agreement, as amended, as of September 30, 2016, we have agreed to pay 5% of the amount of the gross cash received by us, if any, pursuant to our brand contracts (other than the 14 brand contracts linked to our Fantex Series Professional Sports Convertible Tracking Stock) during any quarterly period as remuneration for the services provided.

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

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and principal financial and accounting officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The information otherwise required by Item 701 of Regulation S-K with respect to unregistered equity securities sold by us during the period covered by this Quarterly Report on Form 10-Q is not furnished under this Item 2 because it was previously included in our Current Report on Form 8-K filed with the SEC on July 27, 2016.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3: Default Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6. Exhibits

EXHIBIT INDEX

Incorporation by reference herein
Exhibit Number	Description	Form	Date
3.1	Amended and Restated Certificate of Incorporation of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-192476) as Exhibit 3.1	November 21, 2013
3.2	Amended and Restated Bylaws of Fantex, Inc.	Registration Statement on Form S-1, as amended (File No 333-191772) as Exhibit 3.4	October 17, 2013
3.3	Certificate of Designation for Fantex Series Vernon Davis	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.4	June 5, 2015
3.4	Certificate of Designation for Fantex Series EJ Manuel	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.5	June 5, 2015
3.5	Certificate of Designation for Fantex Series Mohamed Sanu	Registration Statement on Form S-1, as amended (File No 333-203457) as Exhibit 3.6	June 5, 2015
3.6	Certificate of Designation for Fantex Series Alshon Jeffery	Current Report on Form 8-K as Exhibit 3.1	March 19, 2015
3.7	Certificate of Designation for Fantex Series Michael Brockers	Current Report on Form 8-K as Exhibit 3.1	June 1, 2015
3.8	Certificate of Designations for Fantex Series Jack Mewhort	Current Report on Form 8-K as Exhibit 3.1	July 14, 2015
3.9	Certificate of Designations for Fantex Series Professional Sports	Current Report on Form 8-K as Exhibit 3.1	July 27, 2016
10.1	Securities Purchase Agreement between Fantex, Inc. and certain investors named therein dated July 22, 2016
10.2	Amendment No. 1 to Management Agreement between Fantex, Inc. and Fantex Holdings, Inc. dated July 22, 2016
10.3	Consulting Agreement between Fantex Holdings, Inc. and Dave Mulllin dated August 1, 2016
10.4	Offer Letter between Fantex Holdings, Inc and Ted Monohon dated June 16, 2012
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-15(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Attributed Financial Information for Our Platform Common Stock and Tracking Stocks
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Fantex, Inc.

November 14, 2016	By:	/s/ Ted Monohon

Chief Accounting Officer
(Principal Financial and Accounting Officer)